Form 10-Q
period 1993-12-31
STOKELY VAN CAMP INC
filed 1994-02-11
CIK 94567

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-Q


	X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


	For the quarterly period ended December 31, 1993


	_ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


	For the transition period from ____ to ____

	Commission file number 1-2944



	STOKELY-VAN CAMP, INC.
	(Exact name of registrant as specified in its charter)


	Indiana	35-0690290
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

	Quaker Tower
	P.O. Box 049001 Chicago, Illinois	60604-9001
	(Address of principal executive office)	(Zip Code)


	(312) 222-7111
	(Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.


	YES   XX       NO ___


	Registrant had 2,989,371 shares of Common Stock outstanding on January 31, 1994, all of which were held by The Quaker Oats Company.

	STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
	INDEX TO FORM 10-Q




	Page


PART I - FINANCIAL INFORMATION


	Item 1 - Financial Statements

	  Condensed Consolidated Statements of Income
	    and Reinvested Earnings for the Six and Three Months
	    Ended December 31, 1993 and 1992	3-4

	  Condensed Consolidated Balance Sheets as of
	    December 31, 1993 and June 30, 1993	5

	  Condensed Consolidated Statements of Cash
	    Flows for the Six Months Ended
	    December 31, 1993 and 1992	6

	  Notes to the Condensed Consolidated Financial
	    Statements	7

	Item 2 - Management's Discussion and Analysis of
	    Financial Condition and Results of Operations	8-9

PART II - OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security-Holders	10

SIGNATURES	11

	STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	AND REINVESTED EARNINGS
	(UNAUDITED)



	Dollars in Millions

	Six Months Ended
	December 31
	1993	1992

Net sales	$466.3	$372.1
Cost of goods sold	 242.5	 187.1
Gross profit	223.8	185.0

Selling, general and administrative expenses	179.2	160.8
Interest (income) - net	(5.1)	(2.9)
Other (income) - net	    (2.1)	    (1.0)

Income before income taxes and cumulative effect of
  accounting changes	51.8	28.1
Provision for income taxes	   21.0	   11.2
Income before cumulative effect of accounting changes	30.8	16.9
Cumulative effect of accounting changes - net of tax	        --	    14.0

Net income	30.8	2.9

Dividends on preference and preferred stock	(0.4)	(0.4)
Reinvested Earnings - Beginning Balance	 475.1	 429.9
Reinvested Earnings - Ending Balance	$505.5	$432.4













	See accompanying notes to the condensed consolidated financial statements.

	STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	AND REINVESTED EARNINGS
	(UNAUDITED)



	Dollars in Millions

	Three Months Ended
	December 31
	1993	1992

Net sales	$118.9	$ 96.5
Cost of goods sold	   68.7	   59.5
Gross profit	50.2	37.0

Selling, general and administrative expenses	65.6	57.5
Interest (income) - net	(3.0)	(1.9)
Other (income) - net	     (0.4)	    (0.3)

(Loss) before income taxes	(12.0)	(18.3)
(Benefit) for income taxes	     (5.3)	    (7.3)
Net (loss)	(6.7)	(11.0)

Dividends on preference and preferred stock	(0.2)	(0.2)
Reinvested Earnings - Beginning Balance	  512.4	  443.6
Reinvested Earnings - Ending Balance	$505.5	$432.4













	See accompanying notes to the condensed consolidated financial statements.

	STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS
	(UNAUDITED)


Dollars in Millions	December 31	June 30
	1993	1993
Assets
Current Assets:
  Due from The Quaker Oats Company	$477.5	$399.2
  Trade accounts receivable - net of allowances	19.2	97.1
  Inventories:
    Finished goods	25.2	45.7
    Materials and supplies  	    7.2	   10.6
      Total inventories	32.4	56.3

  Other current assets	   15.1	    12.7
      Total Current Assets	544.2	565.3

Other Assets	7.6	8.7

Property, plant and equipment	203.0	193.1
Less accumulated depreciation	   65.6	   59.7
    Property - Net	 137.4	 133.4
      Total Assets	$689.2	$707.4


Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable	$  19.9	$ 52.5
  Accrued advertising and merchandising	12.0	21.2
  Income taxes payable	38.5	41.1
  Other current liabilities	   14.3	   18.8
      Total Current Liabilities	84.7	133.6

Long-term Debt	0.7	0.8
Other Liabilities	26.9	28.5
Deferred Income Taxes	4.7	2.7

Redeemable Preference and
   Preferred Stock	15.3	15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10,000,000 shares; issued 3,591,381 shares	3.6	3.6
  Additional paid-in capital	68.7	68.7
  Reinvested earnings	505.5	475.1
  Treasury common stock, at cost, 602,010 shares	  (20.9)	  (20.9)
     Total Common Shareholders' Equity	 556.9	 526.5
        Total Liabilities and Shareholders' Equity	$689.2	$707.4

	See accompanying notes to the condensed consolidated financial statements.

	STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)



	Dollars in Millions

	Six Months Ended
	December 31
	1993	1992

Cash Flows from Operating Activities:
Net income	$ 30.8	$  2.9
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Cumulative effect of accounting changes	--	14.0
     Depreciation and amortization	7.5	5.9
     Deferred income taxes 	2.0	0.8
     Loss on disposition of property and equipment	0.1	1.0
     Decrease in trade accounts receivable	77.9	111.0
     Decrease in inventories	23.9	22.8
     (Increase) Decrease in other current assets	(2.4)	1.4
     (Decrease) in trade accounts payable	(32.6)	(30.5)
     (Decrease) in income taxes payable	(2.6)	(12.1)
     (Decrease) in other current liabilities	(13.7)	(6.7)
     Other items	    (2.3)	    (0.1)

     Net Cash Provided by Operating Activities	    88.6	 110.4

Cash Flows from Investing Activities:
Additions to property, plant and equipment	    (9.8)	   (12.8)

     Net Cash Used in Investing Activities	    (9.8)	   (12.8)

Cash Flows from Financing Activities:
Change in amount due from
  The Quaker Oats Company	(78.3)	(97.1)
Cash dividends	(0.4)	(0.4)
Reduction of long-term debt	     (0.1)	     (0.1)

     Net Cash Used in Financing Activities	  (78.8)	(97.6)

Net Change in Cash	$      --	$      --



	See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1993

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the six and three-month periods ended December 31, 1993 and 1992, the condensed consolidated balance sheet as of December 31, 1993, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1993 and 1992, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1993 and for all periods presented. All adjustments made have been of a normal recurring nature, except for as described below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1993.

The condensed consolidated interim financial statements as of December
31, 1992, and for the six-month period then ended, have been restated for the adoption, retroactive to July 1, 1992, of Financial Accounting Standards Board (FASB) Statement #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement #109, "Accounting for Income Taxes." The combined cumulative effect of adoption was an after-tax charge of $14.0 million. The incremental effect of adopting FASB Statement #106 on December 31, 1992 six-month operating results was a pretax charge of $1.2 million ($0.8 million after-tax). Excluding the cumulative effect, the adoption of FASB Statement #109 had no material effect on results.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of December 31, 1993, authorized shares were 500,000 and issued and outstanding shares were 11,073. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of December 31, 1993, authorized shares were 1,500,000, issued shares were 753,283 and outstanding shares were 752,950.

Both issues are redeemable at the Company's option for $21 per share.

	MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended December 31, 1993
Compared With Six Months Ended December 31, 1992

Net sales for the first six months of fiscal 1994 were $466.3 million, up 25 percent over last year's $372.1 million. Volumes increased 22 percent versus the prior year. The increase was primarily due to volume increases for GATORADE thirst quencher. Less than 3 percent of the change in sales was due to price increases. The volume increase was a result of the warmer summer weather this year versus last year and the conversion of 32 ounce glass to a plastic container.

Gross profit margin decreased to 48.0 percent of sales from last year's 49.7 percent as a result of increased distribution and packaging material costs, partially offset by improved product mix. Selling, general and administrative (SG&A) expenses increased $18.4 million, or 11 percent, primarily due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher, as well as higher other operating expenses. SG&A and A&M expenses were both lower as a percentage of sales as a result of the significant increase in sales. A&M expenditures were 25 percent of sales in fiscal 1994 compared to 29 percent in fiscal 1993.
Cost of goods sold and SG&A expenses for the first six months of fiscal
1993 were both restated by $0.6 million, for the adoption, retroactive to July 1, 1992, of FASB Statement #106.

The Company continues to focus on supply chain and other efficiency initiatives in order to meet the competitive needs of the business environment. In the pursuit of greater shareholder value, these continuous improvement initiatives could lead to future charges.

GATORADE thirst quencher continues to represent the Company's key profitable growth opportunity. The attractiveness of the category has drawn a number of competitors.

Net interest income of $5.1 million increased $2.2 million from the prior year stemming from higher amounts due from The Quaker Oats Company.

The effective tax rate for the first six months of fiscal 1994 was 40.5 percent compared to 39.9 percent in the first six months of fiscal 1993. The higher rate was due to the higher U.S. corporate statutory tax rate for fiscal 1994 and a retroactive adjustment to January 1, 1993, required by new tax legislation, offset by favorable U.S. tax treatment for manufacturing facilities in Puerto Rico.

Net income for the first six months of fiscal 1994 was $30.8 million versus $2.9 million last year, which included a charge of $14.0 million for the after-tax cumulative effect of adopting both FASB Statement #106 and Statement #109.

Three Months Ended December 31, 1993
Compared with Three Months Ended December 31, 1992

Net sales for the second quarter of fiscal 1994 were $118.9 million, up 23 percent over last year's $96.5 million. Volumes increased 16 percent. Price increases did not have an effect on sales increases for the quarter. The increase was due to volume increases as well as product mix improvements for both GATORADE thirst quencher and VAN CAMP'S products.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit margin increased to 42.2 percent of sales from last year's 38.3 percent. The change was a result of improved product mix as well as the prior year inclusion of expenses related to the retooling of certain GATORADE thirst quencher production lines. SG&A expenses increased
$8.1 million, or 14 percent, primarily due to higher A&M expenditures for GATORADE thirst quencher as well as higher other operating expenses.
SG&A and A&M expenses were both lower as a percentage of sales as a result of the significant increase in sales. A&M expenses were 30 percent of sales compared to 33 percent in the prior year. Cost of goods sold and SG&A expenses for the second quarter of fiscal 1993 were both restated by $0.3 million for the adoption of FASB Statement #106.

Net interest income of $3.0 million increased $1.1 million from the prior year stemming from higher amounts due from The Quaker Oats Company.

Liquidity and Capital Resources

Net cash provided by operating activities of $88.6 million and $110.4 million for the six months ended December 31, 1993 and 1992, respectively, was well in excess of the Company's dividends and capital expenditures. Capital expenditures for the first six months of fiscal 1994 and 1993 were $9.8 million and $12.8 million, respectively, with no material individual commitments outstanding. The Company anticipates that cash flows provided by operating activities in fiscal 1994 will exceed working capital requirements, dividends and capital expenditures.

The amount due from The Quaker Oats Company increased $78.3 million primarily reflecting changes in working capital, mainly collection of trade accounts receivable. The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker.

Pension and Other Postretirement Benefits

The Company is currently assessing its actuarial assumptions for pension and other postretirement benefits as a result of the general decline in interest rates. These assumptions are used to measure plan assets and obligations for pension and other postretirement benefits. The Company is currently determining the impact, if any, that changes in the assumptions would have on its financial position and annual employee benefits expense.

Pending Accounting Changes

In November 1992, the FASB issued Statement #112, "Employer's Accounting for Postemployment Benefits." The Company has not yet adopted this statement, which must be implemented no later than fiscal 1995. The Company is currently determining the impact this statement will have on its financial position.

	PART II - OTHER INFORMATION


4.	Submission of matters to a vote of security-holders.

(a)	The Company's Annual Meeting of Shareholders was held on November 9, 1993.
	Represented at the Meeting, either in person or by proxy, were 2,989,371 voting shares, of a total 3,000,694 voting shares outstanding. The matter voted upon at the Meeting is described in (c) below.

(c)	To elect three directors to each serve for a one-year term or until their
	successors are elected and qualified.  All nominees are named below.

	-	James F. Doyle
		Votes For Election - 2,989,371

	-	R. Thomas Howell, Jr.
		Votes For Election - 2,989,371

	-	Janet K. Cooper
		Votes For Election - 2,989,371

	There were no votes withheld, against, abstentions or broker non-votes with
	respect to the election of any nominee named above.


	All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1993, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

	SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as an officer and as chief accounting officer.





	Stokely-Van Camp, Inc.
	(Registrant)




Date:  February 11, 1994	Thomas L. Gettings
	Thomas L. Gettings
	Vice President and Corporate
	Controller