Form 10-Q
period 1994-03-31
STOKELY VAN CAMP INC
filed 1994-05-04
CIK 94567

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


             X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1994


            _  Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                   For the transition period from ____ to ____

                          Commission file number 1-2944



                        STOKELY-VAN CAMP, INC.
             (Exact name of registrant as specified in its charter)


         Indiana                           35-0690290
       (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)       Identification No.)

      Quaker Tower
       P.O. Box 049001 Chicago, Illinois    60604-9001
       (Address of principal executive office)(Zip Code)


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


                          YES   XX       NO ___


  Registrant had 2,989,371 shares of Common Stock outstanding on April 30, 1994, all of which were held by The Quaker Oats Company.

               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                          INDEX TO FORM 10-Q




                                                       Page


PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

       Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Nine and Three Months
         Ended March 31, 1994 and 1993                3-4

       Condensed Consolidated Balance Sheets as of
         March 31, 1994 and June 30, 1993               5

       Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended
         March 31, 1994 and 1993                        6

       Notes to the Condensed Consolidated Financial
         Statements                                     7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations8-9

PART II - OTHER INFORMATION                            10

SIGNATURES                                             11

               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       AND REINVESTED EARNINGS
                             (UNAUDITED)



                                          Dollars in
                                          Millions
                                           Nine Months Ended
                                               March 31
                                            1994      1993

Net sales                                 $687.6    $540.1
Cost of goods sold                        347.8     278.6
Gross profit                              339.8     261.5

Selling, general and administrative       256.2     224.9
expenses
Interest (income) - net                   (8.8)     (5.0)
Other (income) - net                      (2.8)     (1.6)

Income before income taxes and
cumulative effect of accounting changes   95.2      43.2
Provision for income taxes                37.9      17.3
Income before cumulative effect of        57.3      25.9
accounting changes
Cumulative effect of accounting changes - --        14.0
net of tax

Net income                                57.3      11.9

Dividends on preference and preferred     (0.6)     (0.6)
stock
Reinvested Earnings - Beginning Balance   475.1     429.9
Reinvested Earnings - Ending Balance      $531.8    $441.2













   See accompanying notes to the condensed consolidated financial statements.

               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       AND REINVESTED EARNINGS
                             (UNAUDITED)



                                          Dollars in
                                          Millions

                                          Three Months Ended
                                               March 31
                                            1994      1993
Net sales                                 $221.3    $168.0
Cost of goods sold                        105.3     91.5
Gross profit                              116.0     76.5

Selling, general and administrative       77.0      64.1
expenses
Interest (income) - net                   (3.7)     (2.1)
Other (income) - net                      (0.7)     (0.6)

Income before income taxes                43.4      15.1
Provision for income taxes                16.9      6.1
Net income                                26.5      9.0

Dividends on preference and preferred     (0.2)     (0.2)
stock
Reinvested Earnings - Beginning Balance   505.5     432.4
Reinvested Earnings - Ending Balance      $531.8    $441.2













   See accompanying notes to the condensed consolidated financial statements.

               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

Dollars in Millions                        March 31     June 30
                                            1994         1993
Assets
Current Assets:
  Cash and cash equivalents              $16.3        $--
  Due from The Quaker Oats Company       485.6        399.2
  Trade accounts receivable - net of     66.0         97.1
allowances
  Inventories:
    Finished goods                       57.9         45.7
    Materials and supplies               10.6         10.6
      Total inventories                  68.5         56.3

  Other current assets                   16.3         12.7
      Total Current Assets               652.7        565.3

Other Assets                             6.0          8.7

Property, plant and equipment            206.4        193.1
Less accumulated depreciation            (67.2)       (59.7)
    Property - Net                       139.2        133.4
      Total Assets                       $797.9       $707.4


Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable                 $59.8        $52.5
  Accrued advertising and merchandising  42.0         21.2
  Income taxes payable                   53.0         41.1
  Other current liabilities              12.6         18.8
      Total Current Liabilities          167.4        133.6

Long-term Debt                           0.7          0.8
Other Liabilities                        26.9         28.5
Deferred Income Taxes                    4.4          2.7

Redeemable Preference and
   Preferred Stock                       15.3         15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10,000,000 shares; issued 3,591,381  3.6          3.6
shares
  Additional paid-in capital             68.7         68.7
  Reinvested earnings                    531.8        475.1
  Treasury common stock, at cost,        (20.9)       (20.9)
602,010 shares
     Total Common Shareholders' Equity   583.2        526.5
        Total Liabilities and            $797.9       $707.4
Shareholders' Equity

   See accompanying notes to the condensed consolidated financial statements.

               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)



                                           Dollars in
                                           Millions

                                           Nine Months Ended
                                               March 31
                                             1994      1993
Cash Flows from Operating Activities:
Net income                                 $57.3     $11.9
Adjustments to reconcile net income to
net
 cash provided by operating activities:
Cumulative effect of accounting changes    --        14.0
Depreciation and amortization              11.4      10.5
Deferred income taxes                      1.7       1.4
Loss on disposition of property and        0.5       1.5
equipment
Decrease in trade accounts receivable      31.1      37.8
(Increase) Decrease in inventories         (12.2)    10.3
(Increase) Decrease in other current       (3.6)     0.4
assets
Increase (Decrease) in trade accounts      7.3       (16.2)
payable
Increase (Decrease) in income taxes        11.9      (13.5)
payable
Increase (Decrease) in other current       14.6      (1.2)
liabilities
Other items                                (1.0)     (4.3)

Net Cash Provided by Operating Activities  119.0     52.6

Cash Flows from Investing Activities:
Additions to property, plant and           (15.6)    (18.3)
equipment

Net Cash Used in Investing Activities      (15.6)    (18.3)

Cash Flows from Financing Activities:
Change in amount due from
 The Quaker Oats Company                   (86.4)    (33.6)
Cash dividends                             (0.6)     (0.6)
Reduction of long-term debt                (0.1)     (0.1)

Net Cash Used in Financing Activities      (87.1)    (34.3)

Net Change in Cash                         $16.3     $--



   See accompanying notes to the condensed consolidated financial statements.

               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            MARCH 31, 1994

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the nine and three-month periods ended March 31, 1994 and 1993, the condensed consolidated balance sheet as of March 31, 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of
March 31, 1994 and for all periods presented. All adjustments made have been of a normal recurring nature, except for as described below.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's
Form 10-K for the fiscal year ended June 30, 1993.

The condensed consolidated interim financial statements as of March 31, 1993, and for the nine-month period then ended, have been restated for the adoption, retroactive to July 1, 1992, of Financial Accounting Standards Board (FASB) Statement #106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions" and Statement #109, "Accounting for Income Taxes." The combined cumulative effect of adoption was an after-tax charge of $14.0 million. The incremental effect of adopting FASB Statement #106 on March 31, 1993 nine-month operating results was a pretax charge of $1.8 million
($1.2 million after-tax). Excluding the cumulative effect, the adoption of FASB Statement #109 had no material effect on results.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of March 31, 1994, authorized shares were 500,000 and issued and outstanding shares were 11,073. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).



5% Cumulative Prior Preference Stock

As of March 31, 1994, authorized shares were 1,500,000, issued shares were 753,283 and outstanding shares were 752,950.

Both issues are redeemable at the Company's option for $21 per share.

Nine Months Ended March 31, 1994
Compared With Nine Months Ended March 31, 1993

Net sales for the first nine months of fiscal 1994 were $687.6 million, up 27 percent over last year's $540.1 million. Volumes increased 20 percent versus the prior year due to strong volume increases for GATORADE thirst quencher, slightly offset by decreases in VAN CAMP'S products.
The GATORADE thirst quencher volume increase was a result of the warmer summer weather this fiscal year versus last year and the conversion of
the 32 ounce glass container to plastic.   Price increases were not
significant.

Gross profit margin increased to 49.4 percent of sales from last year's
48.4 percent as a result of improved product mix and cost containment initiatives, partially offset by increased packaging and distribution costs. Selling, general and administrative (SG&A) expenses increased to $256.2 million, or an increase of 14 percent, primarily due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher, as well as higher other operating expenses. SG&A and A&M expenses were both lower as a percentage of sales as a result of the significant increase in sales. Cost of goods sold and SG&A expenses for the first nine months of fiscal 1993 were both restated by $0.9 million, for the adoption, retroactive to July 1, 1992, of FASB Statement #106.

The Company continues to focus on supply chain and other efficiency initiatives in order to lower costs, improve productivity and better utilize its assets and human resources. These initiatives may result in work force reductions, as well as plant consolidations. In pursuit of greater shareholder value, these continuous improvement initiatives will most likely lead to charges in the fourth quarter and future periods.

GATORADE thirst quencher continues to represent the Company's key profitable growth opportunity. The attractiveness of the category has drawn a number of competitors.

Net interest income of $8.8 million increased $3.8 million from the prior year stemming from higher amounts due from The Quaker Oats Company.

The effective tax rate for the first nine months of fiscal 1994 was 39.8 percent compared to 40.0 percent in the first nine months of fiscal 1993. The slight decrease was attributable to favorable U.S. tax treatment for manufacturing facilities in Puerto Rico, largely offset by a higher U.S. corporate statutory tax rate for fiscal 1994 and a retroactive adjustment to January 1, 1993, required by the 1993 tax legislation.

Net income for the first nine months of fiscal 1994 was $57.3 million versus $11.9 million last year, which included an after-tax charge of $14.0 million for the cumulative effect of adopting both FASB
Statement #106 and Statement #109.
PAGE 9

Three Months Ended March 31, 1994
Compared With Three Months Ended March 31, 1993

Net sales for the third quarter of fiscal 1994 were $221.3 million, up 32 percent over last year's $168.0 million. Volumes increased
14 percent. The increase in sales was due to volume increases, as well as product mix improvements for GATORADE thirst quencher.
Price increases were not significant.

Gross profit margin increased to 52.4 percent of sales from last year's
45.5 percent. The change was a result of improved product mix and cost containment initiatives, as well as prior year inclusion of expenses related to the retooling of certain GATORADE thirst quencher production lines. SG&A expenses increased $12.9 million, or 20 percent, primarily due to higher A&M expenditures for GATORADE thirst quencher, as well as higher other operating expenses. SG&A and A&M expenses were both lower as a percentage of sales as a result of the significant increase in sales. Cost of goods sold and SG&A expenses for the third quarter of fiscal 1993 were both restated by $0.3 million for the adoption of FASB Statement #106.

Net interest income of $3.7 million increased $1.6 million from the prior year stemming from higher amounts due from The Quaker Oats Company.

The effective tax rate for the third quarter of fiscal 1994 was 38.9 percent compared to 40.4 percent for the third quarter of fiscal 1993. The decrease is attributable to favorable U.S. tax treatment for manufacturing facilities in Puerto Rico, partly offset by a higher U.S. corporate statutory tax rate for fiscal 1994.

Liquidity and Capital Resources

Net cash provided by operating activities of $119.0 million and $52.6 million for the nine months ended March 31, 1994 and 1993, respectively, was well in excess of the Company's dividends and capital expenditures.
The increase in cash flows in fiscal 1994 was due to increased income as well as changes in working capital. Capital expenditures for the first nine months of fiscal 1994 and 1993 were $15.6 million and $18.3 million, respectively, with no material individual commitments outstanding.
The Company anticipates that cash flows provided by operating activities for the year ending June 30, 1994, will exceed working capital requirements, dividends and capital expenditures.

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company maintain cash balances. The amount due from The Quaker Oats Company increased $86.4 million primarily reflecting changes in working capital as well as increased income.








Pending Accounting Changes

In November 1992, the FASB issued Statement #112, "Employer's Accounting for Postemployment Benefits." The Company has not yet adopted this statement, which must be implemented no later than fiscal 1995. The Company is currently determining the impact this statement will have on its financial position.



PART II - OTHER INFORMATION


       All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1994, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.




PAGE 11









SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date:  May 4, 1994            Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller