Form 10-Q/A
period 1994-03-31
STOKELY VAN CAMP INC
filed 1994-06-15
CIK 94567

PAGE 7


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




                                                       Page


PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

       Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Nine and Three Months
         Ended March 31, 1994 and 1993                3-4

       Condensed Consolidated Balance Sheets as of
         March 31, 1994 and June 30, 1993               5

       Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended
         March 31, 1994 and 1993                        6

       Notes to the Condensed Consolidated Financial
         Statements                                     7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations8-10

PART II - OTHER INFORMATION                            11

SIGNATURES                                             12




               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       AND REINVESTED EARNINGS
                             (UNAUDITED)



                                          Dollars in
                                          Millions

                                           Nine Months Ended
                                               March 31
                                            1994      1993
Net sales                                 $657.6    $540.1
Cost of goods sold                        347.8     278.6
Gross profit                              309.8     261.5

Selling, general and administrative       256.2     224.9
expenses
Interest (income) - net                   (8.8)     (5.0)
Other (income) - net                      (2.8)     (1.6)

Income before income taxes and cumulative
effect of                                 65.2      43.2
  accounting changes
Provision for income taxes                26.2      17.3
Income before cumulative effect of        39.0      25.9
accounting changes
Cumulative effect of accounting changes - --        14.0
net of tax

Net income                                39.0      11.9

Dividends on preference and preferred     (0.6)     (0.6)
stock
Reinvested Earnings - Beginning Balance   475.1     429.9
Reinvested Earnings - Ending Balance      $513.5    $441.2













   See accompanying notes to the condensed consolidated financial statements.




               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       AND REINVESTED EARNINGS
                             (UNAUDITED)



                                          Dollars in
                                          Millions

                                          Three Months Ended
                                               March 31
                                            1994      1993
Net sales                                 $191.3    $168.0
Cost of goods sold                        105.3     91.5
Gross profit                              86.0      76.5

Selling, general and administrative       77.0      64.1
expenses
Interest (income) - net                   (3.7)     (2.1)
Other (income) - net                      (0.7)     (0.6)

Income before income taxes                13.4      15.1
Provision for income taxes                5.2       6.1
Net income                                8.2       9.0

Dividends on preference and preferred     (0.2)     (0.2)
stock
Reinvested Earnings - Beginning Balance   505.5     432.4
Reinvested Earnings - Ending Balance      $513.5    $441.2













   See accompanying notes to the condensed consolidated financial statements.


               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


Dollars in Millions                        March 31     June 30
                                            1994         1993
Assets
Current Assets:
  Cash and cash equivalents              $16.3        $--
  Due from The Quaker Oats Company       455.6        399.2
  Trade accounts receivable - net of     66.0         97.1
allowances
  Inventories:
    Finished goods                       57.9         45.7
    Materials and supplies               10.6         10.6
      Total inventories                  68.5         56.3

  Other current assets                   16.3         12.7
      Total Current Assets               622.7        565.3

Other Assets                             6.0          8.7

Property, plant and equipment            206.4        193.1
Less accumulated depreciation            (67.2)       (59.7)
    Property - Net                       139.2        133.4
      Total Assets                       $767.9       $707.4


Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable                 $  59.8      $52.5
  Accrued advertising and merchandising  42.0         21.2
  Income taxes payable                   41.3         41.1
  Other current liabilities              12.6         18.8
      Total Current Liabilities          155.7        133.6

Long-term Debt                           0.7          0.8
Other Liabilities                        26.9         28.5
Deferred Income Taxes                    4.4          2.7

Redeemable Preference and
   Preferred Stock                       15.3         15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10,000,000 shares; issued 3,591,381  3.6          3.6
shares
  Additional paid-in capital             68.7         68.7
  Reinvested earnings                    513.5        475.1
  Treasury common stock, at cost,        (20.9)       (20.9)
602,010 shares
     Total Common Shareholders' Equity   564.9        526.5
        Total Liabilities and            $767.9       $707.4
Shareholders' Equity

   See accompanying notes to the condensed consolidated financial statements.




               STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)



                                           Dollars in
                                           Millions

                                           Nine Months Ended
                                               March 31
                                             1994      1993
Cash Flows from Operating Activities:
Net income                                 $39.0     $11.9
Adjustments to reconcile net income to
net
  cash provided by operating activities:
     Cumulative effect of accounting       --        14.0
changes
     Depreciation and amortization         11.4      10.5
     Deferred income taxes                 1.7       1.4
     Loss on disposition of property and   0.5       1.5
equipment
     Decrease in trade accounts            31.1      37.8
receivable
     (Increase) Decrease in inventories    (12.2)    10.3
     (Increase) Decrease in other current  (3.6)     0.4
assets
     Increase (Decrease) in trade          7.3       (16.2)
accounts payable
     Increase (Decrease) in income taxes   0.2       (13.5)
payable
     Increase (Decrease) in other current  14.6      (1.2)
liabilities
     Other items                           (1.0)     (4.3)

     Net Cash Provided by Operating        89.0      52.6
Activities

Cash Flows from Investing Activities:
Additions to property, plant and           (15.6)    (18.3)
equipment

     Net Cash Used in Investing            (15.6)    (18.3)
Activities

Cash Flows from Financing Activities:
Change in amount due from
  The Quaker Oats Company                  (56.4)    (33.6)
Cash dividends                             (0.6)     (0.6)
Reduction of long-term debt                (0.1)     (0.1)

     Net Cash Used in Financing            (57.1)    (34.3)
Activities

Net Change in Cash                         $16.3     $--



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


Nine Months Ended March 31, 1994
Compared With Nine Months Ended March 31, 1993

Net sales for the first nine months of fiscal 1994 were $657.6 million, up 22 percent over last year's $540.1 million. Volumes increased 20 percent versus the prior year due to strong volume increases for GATORADE thirst quencher, slightly offset by decreases in VAN CAMP'S products.
The GATORADE thirst quencher volume increase was a result of the warmer summer weather this fiscal year versus last year and the conversion of
the 32 ounce glass container to plastic.   Price increases were not
significant.

Gross profit margin decreased to 47.1 percent of sales from last year's
48.4 percent as a result of increased packaging and distribution costs partially offset by improved product mix and cost containment initiatives. Selling, general and administrative (SG&A) expenses increased to $256.2 million, or an increase of 14 percent, primarily due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher, as well as higher other operating expenses. SG&A and A&M expenses were both lower as a percentage of sales as a result of the significant increase in sales. Cost of goods sold and SG&A expenses for the first nine months of fiscal 1993 were both restated by $0.9 million, for the adoption, retroactive to July 1, 1992, of FASB Statement #106.

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

The effective tax rate for the first nine months of fiscal 1994 was 40.2 percent compared to 40.0 percent in the first nine months of fiscal 1993. The slight increase was attributable to a higher U.S. corporate statutory tax rate for fiscal 1994 and a retroactive adjustment to January 1, 1993, required by the 1993 tax legislation, largely offset by favorable U.S. tax treatment for manufacturing facilities in Puerto Rico.

Net income for the first nine months of fiscal 1994 was $39.0 million versus $11.9 million last year, which included an after-tax charge of $14.0 million for the cumulative effect of adopting both FASB
Statement #106 and Statement #109.

Three Months Ended March 31, 1994
Compared With Three Months Ended March 31, 1993

Net sales for the third quarter of fiscal 1994 were $191.3 million, up 14 percent over last year's $168.0 million. Volumes increased
14 percent. The increase in sales was due to volume increases, as well as product mix improvements for GATORADE thirst quencher.
Price increases were not significant.

Gross profit margin decreased to 45.0 percent of sales from last year's
45.5 percent. The change was a result of increased packaging and distribution costs, partially offset by improved product mix and cost containment initiatives, as well as prior year inclusion of expenses related to the retooling of certain GATORADE thirst quencher production lines. SG&A expenses increased $12.9 million, or 20 percent, primarily due to higher A&M expenditures for GATORADE thirst quencher, as well as higher other operating expenses. Cost of goods sold and SG&A expenses for the third quarter of fiscal 1993 were both restated by $0.3 million for the adoption of FASB Statement #106.

Net interest income of $3.7 million increased $1.6 million from the prior year stemming from higher amounts due from The Quaker Oats Company.

The effective tax rate for the third quarter of fiscal 1994 was 38.8 percent compared to 40.4 percent for the third quarter of fiscal 1993. The decrease is attributable to favorable U.S. tax treatment for manufacturing facilities in Puerto Rico, partly offset by a higher U.S. corporate statutory tax rate for fiscal 1994.

Liquidity and Capital Resources

Net cash provided by operating activities of $89.0 million and $52.6 million for the nine months ended March 31, 1994 and 1993, respectively, was well in excess of the Company's dividends and capital expenditures.
The increase in cash flows in fiscal 1994 was due to increased income as well as changes in working capital. Capital expenditures for the first nine months of fiscal 1994 and 1993 were $15.6 million and $18.3 million, respectively, with no material individual commitments outstanding.
The Company anticipates that cash flows provided by operating activities for the year ending June 30, 1994, will exceed working capital requirements, dividends and capital expenditures.

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company maintain cash balances. The amount due from The Quaker Oats Company increased $56.4 million primarily reflecting changes in working capital as well as increased income.

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





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date:  June 15, 1994          Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller