Form 10-K
period 1994-06-30
STOKELY VAN CAMP INC
filed 1994-09-29
CIK 94567

Securities and Exchange Commission
                            Washington, D.C.   20549

                                    Form 10-K

               X   Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1994
                          Commission file number 1-2944

                 Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the transition period from            to

                             Stokely-Van Camp, Inc.
             (Exact name of registrant as specified in its charter)


         Indiana                                       35-0690290

 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification Number)


           Quaker Tower P.O. Box 049001 Chicago, Illinois   60604-9001
              (Address of principal executive offices and Zip Code)

        Registrant's telephone number, including area code:  312-222-7111

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
      Title of Each Class                                Which Registered

5% Cumulative Prior Preference                  New York Stock Exchange
Stock, $20 Par Value

Common Stock, $1 Par Value                                  None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Registrant had 2,989,371 shares of common stock outstanding on June 30, 1994, all of which were owned by The Quaker Oats Company. There is no trading market for the registrant's voting stock held by non-affiliates.

                                TABLE OF CONTENTS

PART I                                                           PAGE

      ITEM 1.  Business                                        1
      ITEM 2.  Properties                                      1
      ITEM 3.  Legal Proceedings                               1
      ITEM 4.  Submission of Matters to a Vote of
               Security-Holders                                N/A

PART II

      ITEM 5.  Market for Registrant's Common
               Equity and Related Stockholder Matters          2
      ITEM 6.  Selected Financial Data                         2
      ITEM 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations             3-4
      ITEM 8.  Financial Statements and Supplementary Data     5-16
      ITEM 9.  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure          N/A

PART III

      ITEM 10. Directors and Executive Officers of
               the Registrant                                  17
      ITEM 11. Executive Compensation                          17-21
      ITEM 12. Security Ownership of Certain
               Beneficial Owners and Management                21-22
      ITEM 13. Certain Relationships and Related
               Transactions                                    22

PART IV

      ITEM 14. Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K
      (a)(1)   Financial Statements
               Consolidated Financial Statements of Stokley-Van
               Camp, Inc. and subsidiaries are incorporated under
               Item 8 of this Form 10-K
      (a)(2) & (d)      Financial Statement Schedules
               II  Amounts Receivable from Related Parties     23
               X  Supplementary Income Statement Information   24
      (a)(3) & (c)      Exhibits                                 26
               3(a) Articles of Incorporation of Stokley-Van Camp, Inc.
                  (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-2944)
               3(b) By-Laws of Stokley-Van Camp, Inc. (incorporated
                  by reference to the Company's Form 10-K for the year ended June 30, 1985, file number 1-2944)
               10(a) GATORADE Trust Agreement dated January 1,
                  1984 (incorporated by reference to the Company's Form
                  10-K for the fiscal year ended June 30, 1984, file number
                  1-2944)
               21 Subsidiaries of the Registrant
      (b)      Reports on Form 8-K
               No reports on Form 8-K were filed by the Registrant during the fourth quarter of its fiscal year ended June 30, 1994.

SIGNATURES                                                     25
                                   PART I


ITEM 1.   BUSINESS

Stokely-Van Camp, Inc. and Subsidiaries (the "Company" or "Stokely"), a wholly-owned subsidiary of The Quaker Oats Company ("Quaker") since fiscal 1984, is a processor, marketer and distributor of high-quality canned food and beverage products to retail stores, institutional distributors and industrial and athletic users. Stokely's current products include
GATORADE thirst quencher, a beverage specifically developed to quench thirst during periods of physical activity. GATORADE thirst quencher is marketed through retail grocery stores, convenience stores, food service distributors, warehouse clubs and wholesalers, and is also sold directly to athletic, institutional and industrial users. This product is distributed nationally and internationally and is primarily sold through Quaker sales organizations and food brokers. The supply of raw materials for GATORADE thirst quencher has been adequate and continuous. The Company's sales are somewhat seasonal, with particularly strong first and fourth fiscal quarter sales.

The Company's other products, consisting of canned pork and beans and other specialty canned products, are marketed under the VAN CAMP'S brand name. Distribution of VAN CAMP'S products is national. Stokely is the largest domestic processor of pork and beans. Specialty canned products include BEANEE-WEENEE (beans with sliced wieners), kidney beans, hominy and chili products. Raw materials for Stokely's canned products are purchased from dealers and terminal and local elevators. The price and availability of raw agricultural products are subject to market conditions. Supplies have been adequate and continuous.

Export sales in fiscal 1994 were $50.6 million. Export sales in fiscal 1993 and 1992 were not material.

Fee Agreement

In 1984, the Company entered a novation of a series of agreements with the trustee of the Gatorade Trust, the contracting agent of the innovators of GATORADE thirst quencher and their successors in interest, and renewed rights to manufacture and sell certain beverage products in return for payment of fees based on varying levels of sales. In the event of failure by Stokely to make payments to the Gatorade Trust, the Trustee may cancel the Agreements and purchase back from Stokely, for a reasonable value, all trademarks and foreign patents connected with the GATORADE thirst quencher business.

Competition

Stokely's businesses are highly competitive. The Company competes with a number of companies which are engaged in the production, sale or distribution of products similar to those sold by Stokely. The principal competitive factors affecting sales include quality, price, advertising and service.

Employees

The total number of Stokely employees as of June 30, 1994, was approximately 1,700.


ITEM 2.     PROPERTIES

The Company owns and operates 7 plants, including manufacturing and filling facilities. The plants are located in 6 states and in Puerto Rico. In addition, the Company owns or leases 4 distribution centers, 3 of which are shared with Quaker. Other distribution centers are leased as needed throughout the year. Sales and administrative office space is shared with Quaker. Management believes manufacturing, distribution center and office space owned and leased are suitable and adequate for the business and productive capacity is appropriately utilized.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.


                                     Page 1
                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker. The stock is not listed on any stock exchange or traded on any market. The Company did not pay any dividends on its common stock in fiscal years 1994, 1993 or 1992.

ITEM 6.

SELECTED FINANCIAL DATA
(Dollars in Millions)

                                                    Fiscal Year
                                                       Ended
                                 June 30
                                  1994(a)     1993     1992(b)     1991     1990
Net Sales                        $1,077.0   $885.3    $876.2      $876.5  $769.6
Cost of Goods Sold               $553.4     $443.7    $422.7      $435.1  $400.0
Income Before Income Taxes and

   Cumulative Effect of
Accounting

   Changes                       $120.6     $99.7     $105.4      $131.7  $101.5
Provision for Income Taxes       50.2       39.7      41.9        51.0    38.1
Income Before Cumulative Effect
of

   Accounting Changes            70.4       60.0      63.5        80.7    63.4
Cumulative Effect of Accounting

   Changes - Net of Tax              --     14.0      --          --      --
Net Income                       $70.4      $46.0     $63.5       $80.7   $63.4


                                 As of June 30
                                 1994    1993   1992    1991    1990
Property - Net                   $132.9  $133.4 $124.7  $121.2  $110.0
Total Assets                     $804.8  $707.4 $628.5  $618.0  $521.4
Long-term Debt                   $0.7    $0.8   $1.1    $10.6   $11.8
Redeemable Preference and

   Preferred Stock               $15.3   $15.3  $15.3   $15.3   $15.3

(a) Fiscal 1994 results include a $9.4 million restructuring charge for a manufacturing consolidation for VAN CAMP'S products and for workforce reductions.

(b) Fiscal 1992 results include a $3.4 million charge for a recall of certain VAN CAMP'S products.


ITEM 7.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1994 Compared with Fiscal 1993

Operating Results

Consolidated net sales for fiscal 1994 were $1.08 billion, up 22 percent from fiscal 1993. Volume increased 17 percent versus the prior year due to strong volume increases for GATORADE thirst quencher, slightly offset by volume decreases for VAN CAMP'S products. The GATORADE thirst quencher volume increase was a result of the warmer summer weather in fiscal 1994 compared to fiscal 1993 and the increased consumer demand resulting from the conversion of the 32 ounce glass container to plastic. GATORADE thirst quencher performance is particularly notable, in that two major soft drink competitors have broadened the distribution of their sports beverages throughout the United States. The Company expects this heightened level of competition to continue in the coming year. Price increases did not significantly affect fiscal 1994 sales.

Gross profit margin decreased to 48.6 percent of sales from 49.9 percent in the prior year as a result of increased distribution and packaging material costs, partially offset by improved product mix and cost-containment initiatives. Selling, general and administrative (SG&A) expenses increased to $406.6 million, or an increase of 17 percent, primarily due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher, as well as higher other operating expenses. A&M expenses were 25.5 percent of sales in fiscal 1994, versus 26.6 percent in fiscal 1993, and are likely to continue at or near these levels in the future. SG&A and A&M expenses were both lower as a percentage of sales as a result of the significant increase in sales.

Restructuring Charge

The Company is pursuing a series of cost-reduction and realignment activities to bring greater value to consumers and trade customers. As a result, the Company recorded a restructuring charge of $9.4 million for a manufacturing consolidation for VAN CAMP'S products and for workforce reductions. Net non-cash asset write-offs amounted to $5.4 million of the charge. Severance and termination benefits for the elimination of approximately 200 positions are $3.0 million in cash expenses and the remaining amount of $1.0 million in cash expenses is for other related costs. Cash outlays will occur predominately in fiscal 1995 and will be funded through operating cash flows. These actions are expected to save approximately $0.9 million in fiscal 1995 and approximately $2 million annually beginning in fiscal 1996, with about 80 percent of the savings in cash.

The Company will continue to focus on efficiency initiatives that improve its manufacturing, marketing, logistics and customer service processes while lowering costs and more effectively utilizing human and financial resources. These continuous improvement initiatives may lead to charges in future periods.


Interest and Income Taxes

Interest income of $18.5 million increased $7.3 million from the prior year stemming from higher average amounts due from The Quaker Oats Company, as well as higher interest rates. See Note 4 to the consolidated financial statements for further discussion of the Company's investing and borrowing arrangement with Quaker.

The effective tax rate for fiscal 1994 was 41.6 percent versus 39.8 percent in fiscal 1993. The higher U.S. statutory tax rate, including the legislated retroactive adjustment to January 1, 1993, caused the overall rate to increase.

Fiscal 1993 Compared with Fiscal 1992

Operating Results

Consolidated net sales for fiscal 1993 were $885.3 million, up 1 percent over the prior year's $876.2 million. Approximately one-half of the change in sales was due to price increases. The remainder of the change was primarily due to volume increases for GATORADE thirst quencher partially offset by volume declines for VAN CAMP'S products.

Gross profit margin decreased to 49.9 percent of sales from the prior year's 51.8 percent due to expenses related to the retooling of certain GATORADE thirst quencher production lines. These expenses were offset by cost-containment initiatives. Fiscal 1992 cost of goods sold included a net charge of $3.4 million for the recall of certain VAN CAMP'S products. SG&A expenses decreased $5.4 million primarily due to lower A&M expenditures for GATORADE thirst quencher. A&M expenses were 26.6 percent of sales in fiscal 1993 as compared to 28.9 percent in fiscal 1992.

During fiscal 1992, the Company changed the timing of trade promotions to align production and shipments more closely with consumer demand and to derive greater efficiencies in its go-to-market processes. Sales and earnings postponed in the second half of fiscal 1992 were recouped in the first half of fiscal 1993. Unseasonably cool weather in fiscal 1993, however, affected GATORADE thirst quencher sales and partially offset the benefits realized by the trade promotion timing change.

Interest and Accounting Changes

Interest expense of $4.4 million decreased $2.7 million from the prior year mainly due to lower debt resulting from the redemption of 8 percent sinking fund debentures in fiscal 1992.

Included in net income in fiscal 1993 was the cumulative effect of adopting
 Financial Accounting Standards Board (FASB) Statement #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FASB Statement #109, "Accounting for Income Taxes." The combined cumulative effect of adoption was an after-tax charge of $14.0 million. See Notes 3 and 8 to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Net cash provided by operating activities of $66.6 million, $145.0 million and $69.0 million during fiscal 1994, 1993 and 1992, respectively, was well in excess of the Company's dividends and capital expenditures. The decrease in cash flows in fiscal 1994 was mainly due to changes in working capital, primarily inventories and trade accounts receivable. Capital expenditures for fiscal 1994, 1993 and 1992 were $21.1 million, $24.6 million and $15.1 million, respectively, with no material individual commitments outstanding.

The Company has an investing and borrowing arrangement under which it loans available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company currently maintain cash balances. See Note 4 to the consolidated financial statements for further discussion of this arrangement.

Pending Accounting Changes

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption is a $0.9 million after-tax charge in the first quarter of fiscal 1995.
The adoption of this statement will not have a material effect on operating results or cash flows in future years.

The Company is in compliance with the accounting required in the American Institute of Certified Public Accountants' Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," that requires advertising expenses to be expensed as incurred or the first time the advertising takes place. The adoption of this SOP, required in fiscal 1995, will have no impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             AND REINVESTED EARNINGS


                                                  Fiscal Year
                                                     Ended
                                                    June 30

(Dollars in Millions)                      1994      1993     1992
Net Sales                                  $1,077.0  $885.3  $876.2
Cost of goods sold                         553.4     443.7   422.7
Gross profit                               523.6     441.6   453.5

Selling, general and
    administrative expenses                406.6     348.7   354.1
Restructuring charge                       9.4       --      --
Interest (income)                          (18.5)    (11.2)  (13.1)
Interest expense                           5.5       4.4     7.1

Income Before Income Taxes and
   Cumulative Effect of
      Accounting Changes                   120.6     99.7    105.4
Provision for income taxes                 50.2      39.7    41.9
Income Before Cumulative Effect of
   Accounting Changes                      70.4      60.0    63.5
Cumulative effect of accounting
   changes - net of tax                       --     14.0    --
Net Income                                 70.4      46.0    63.5

Dividends on preference and
     preferred stock                       (0.8)     (0.8)   (0.8)
Reinvested Earnings - Beginning Balance    475.1     429.9   367.2
Reinvested Earnings - Ending Balance       $544.7    $475.1  $429.9


          See accompanying notes to consolidated financial statements.


















                                     Page 5
                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Fiscal Year
                                                 Ended
                                         June 30
(Dollars in Millions)                     1994     1993     1992
Cash Flows from Operating Activities:
   Net income                            $70.4   $46.0     $63.5
   Adjustments to reconcile net income
to
        net cash provided
        by operating activities:
            Cumulative effect of         --      14.0      --
accounting changes
            Depreciation and             16.0    14.6      11.6
amortization
            Deferred income taxes        (0.4)   1.4       (1.0)
            Restructuring charge         9.4     --        --
            Loss on disposition of
property                                 1.2     3.2       0.5
                 and equipment
            (Increase) decrease in trade
                 accounts receivable     (16.4)  28.9      31.5
            (Increase) decrease  in      (31.4)  22.6      (19.2)
inventories
            (Increase) decrease in other (7.6)   (1.4)     8.1
current assets
            Increase in trade accounts   6.1     0.6       3.6
payable
            (Decrease) increase in       (1.5)   6.6       (12.7)
income taxes payable
            Increase (decrease) in other 17.3    10.4      (1.8)
current liabilities
            Other items                  3.5     (1.9)     (15.1)

            Net Cash Provided By
                 Operating Activities    66.6    145.0     69.0

Cash Flows from Investing Activities:
   Additions to property, plant and      (21.1)  (24.6)    (15.1)
equipment

            Net Cash Used in Investing   (21.1)  (24.6)    (15.1)
Activities

Cash Flows from Financing Activities:
   Change in amount due from
        The Quaker Oats Company          (3.5)   (119.3)   (43.6)
   Cash dividends                        (0.8)   (0.8)     (0.8)
   Reduction of long-term debt           (0.1)   (0.3)     (9.5)

            Net Cash Used in Financing   (4.4)   (120.4)   (53.9)
Activities

Net Change in Cash and Cash Equivalents  $41.1   $--       $--


          See accompanying notes to consolidated financial statements.










                                     Page 6
                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                       June 30
(Dollars in Millions)                                   1994     1993
ASSETS
Current Assets:
  Cash and cash equivalents                            $41.1    $---
  Due from The Quaker Oats Company                     402.7    399.2
  Trade accounts receivable - net of allowance of $4.6
     and $3.1 as of June 30, 1994 and 1993,            113.5    97.1
respectively
  Inventories:
     Finished goods                                    70.9     45.7
     Materials and supplies                            16.8     10.6
       Total inventories                               87.7     56.3

  Other current assets                                 20.3     12.7
         Total Current Assets                          665.3    565.3

Other Assets                                           6.6      8.7

Property, plant and equipment                          203.4    193.1
Less accumulated depreciation                          70.5     59.7
    Property - Net                                     132.9    133.4
           Total Assets                                $804.8   $707.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                               $44.5    $38.4
  Accrued payroll, pension and bonus                   23.5     10.5
  Accrued advertising and merchandising                35.8     28.3
  Income taxes payable                                 39.6     41.1
  Other current liabilities                            13.6     15.3
         Total Current Liabilities                     157.0    133.6

Long-term Debt                                         0.7      0.8
Other Liabilities                                      33.4     28.5
Deferred Income Taxes                                  2.3      2.7

Redeemable Preference and
  Preferred Stock                                      15.3     15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000
shares;
    issued 3,591,381 shares                            3.6      3.6
  Additional paid-in capital                           68.7     68.7
  Reinvested earnings                                  544.7    475.1
  Treasury common stock, at cost, 602,010 shares       (20.9)   (20.9)
       Total Common Shareholders' Equity               596.1    526.5
           Total Liabilities and Shareholders' Equity  $804.8   $707.4

          See accompanying notes to consolidated financial statements.


                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include Stokely-Van Camp, Inc. and Subsidiaries (the "Company" or "Stokely"). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of The Quaker Oats Company ("Quaker"). Certain prior-year amounts have been reclassified to conform to the current presentation.

Inventories

Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) cost method, and include the cost of raw materials, labor and overhead. If the LIFO method of valuing these inventories was not used, total inventories would have been $8.8 million and $7.9 million higher than reported as of June 30, 1994 and 1993, respectively.

Property and Depreciation

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment.

Software Costs

The Company defers significant software development project costs. Software costs of $1.3 million, $1.3 million and $2.2 million were deferred during fiscal 1994, 1993 and 1992, respectively, pending the projects' completion. Amounts deferred are amortized over a three-year period beginning with a project's completion. As of June 30, 1994, approximately $8.5 million of completed project costs were subject to amortization. Total amortization expense was $2.7 million, $2.2 million and $0.6 million in fiscal 1994, 1993 and 1992, respectively.

Income Taxes

Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. Effective July 1, 1992, the Company adopted FASB Statement #109, "Accounting for Income
Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. See Note 3 for further discussion.

Postretirement Benefits Other Than Pensions

The Company provides certain health and life insurance benefits for eligible retirees. Effective July 1, 1992, the Company adopted FASB Statement #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," whereby the cost of postretirement benefits is accrued during the years that employees render service. See Note 8 for further discussion.

NOTE 2

RESTRUCTURING CHARGE

The Company is pursuing a series of cost-reduction and realignment activities to bring greater value to consumers and trade customers. As a result, the Company recorded a restructuring charge of $9.4 million for a manufacturing consolidation for VAN CAMP'S products and for workforce reductions. Net non-cash asset write-offs amounted to $5.4 million of the charge. Severance and termination benefits for the elimination of approximately 200 positions are $3.0 million in cash expenses and the remaining amount of $1.0 million in cash expenses is for other related costs. Cash outlays will occur predominately in fiscal 1995 and will be funded through operating cash flows. These actions are expected to save approximately $0.9 million in fiscal 1995 and approximately $2 million annually beginning in fiscal 1996, with about 80 percent of the savings in cash.

NOTE 3

INCOME TAXES

Effective July 1, 1992, the Company adopted FASB Statement #109, " Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of adopting FASB Statement #109 was to increase income by $2.8 million.

Provisions for income taxes on income before the cumulative effect of accounting changes were as follows:

(Dollars in Millions)                      1994      1993      1992
Currently payable:
  Federal                                $41.9     $32.9     $32.9
  State                                  8.5       6.9          7.4
Total currently payable                  50.4      9.8        40.3
Deferred - net:
  Federal                                (0.7)     (0.5)     1.3
  State                                  0.5       0.4       0.3
Total deferred - net                     (0.2)     (0.1)     1.6
Provision for income taxes               $50.2     $39.7     $41.9

The components of the deferred income tax (benefit) provision were as follows:
(Dollars in Millions)                                   1994      1993      1992
Accelerated tax depreciation                          $0.8      $1.1      $1.5
Postretirement benefits                               (0.7)     (0.9)     --
Other                                                 (0.3)     (0.3)     0.1
(Benefit) provision for deferred income taxes         $(0.2)    $(0.1)    $1.6

Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:
(Dollars in Millions)              1994           1993           1992
                                           % of            % of           % of
                                          Pretax          Pretax         Pretax
                                   Amount Income  Amount  Income Amount  Income
Tax provision based on the
 Federal statutory rate            $42.2  35.0%   $33.9   34.0%  $35.8   34.0%
State and local income
     taxes - net of Federal
     income tax benefit            5.9    4.9     4.8     4.8    5.0     4.7
Other                              2.1    1.7     1.0     1.0    1.1     1.0
Provision for income taxes         $50.2  41.6%   $39.7   39.8%  $41.9   39.7%


The sources of pretax income before the cumulative effect of accounting changes were as follows:
(Dollars in Millions)                     1994      1993      1992
U.S. sources                            $122.2    $95.5     $103.8
Non-U.S. sources                        (1.6)     4.2       1.6
Income before income taxes
    and cumulative effect of
      accounting changes                $120.6    $99.7     $105.4

The consolidated balance sheets included the following deferred tax assets and deferred tax liabilities:

                                               1994                   1993
                                       Deferred    Deferred   Deferred   Deferred
(Dollars in Millions)                     Tax        Tax         Tax        Tax
                                        Assets    Liabilitie   Assets   Liabilitie
                                                      s                      s
Depreciation and amortization          $2.5       $16.7       $2.0      $15.1
Postretirement benefits                12.4                -  11.6      --
                                                  -
Other benefit plans                    1.5        2.7         1.3       2.2
Accrued expenses                       3.0        0.2         2.2       0.2
Other                                  0.2             --     1.1       0.9
   Total                               $19.6      $19.6       $18.2     $18.4

Total income tax provisions (benefits) were allocated as $50.2 million for continuing operations in fiscal 1994 and as $39.7 million for continuing operations and $(13.5) million for the cumulative effect of accounting changes in fiscal 1993.

NOTE 4

RELATED PARTY TRANSACTIONS

Stokely, through its parent Quaker, conducts its operations as an integrated component of Quaker's U.S. and Canadian Grocery Products Division. Certain liabilities and expenses are commingled and are charged or allocated to Stokely from Quaker. With the exception of cost of sales and advertising and merchandising expenses, the majority of remaining operating, general and administrative expenses are allocated from Quaker to Stokely. Quaker's International Grocery Products Division is licensed to sell GATORADE thirst quencher in international markets. Stokely reimburses Quaker and its affiliates for services provided for its benefit. The following summarizes the significant related party transactions other than those described elsewhere in the financial statements:

Income Taxes

Stokely is included in the consolidated Federal income tax return of Quaker. Stokely provides for current and deferred taxes as if it filed a separate consolidated tax return except that if any items are subject to limitations in Stokely's tax calculations, such limitations are determined on the basis of the Quaker consolidated group.

Employees

Current salaried employees whose services benefit the Stokely business are employees of Quaker. Their compensation is paid by Quaker and charged to Stokely based on actual salary and fringe benefit costs of the assigned employees. These employees also participate in a number of Quaker insurance and employee benefit programs. Stokely participates in these programs through annual charges of each program's cost.

Corporate Insurance Programs

Stokely participates in Quaker's consolidated risk management programs for property and casualty insurance.


                                     Page 10
Stokely is charged for annual premiums and reported losses. Incurred but not reported losses are not charged to Stokely income currently. Stokely will recognize these costs in the future when specific identification has been made by Quaker.

Corporate Overhead Allocations

Quaker provides certain corporate general and administrative services to Stokely including personnel, legal, finance, facility management and utilities. These expenses are allocated to Stokely on a basis which approximates actual services provided.

Shared Operating Expenses

Quaker's U.S. and Canadian Grocery Products Division allocates a ratable portion of shared operating expenses including sales force and brokers, certain other marketing expenses, product research and general and administrative services. These expenses are allocated to Stokely on a basis which approximates actual services provided as determined by various measures.

International Grocery Products Fee Agreements

Stokely has entered into a number of licensing agreements allowing the international affiliates of Quaker to manufacture and sell certain beverage products in return for payment of licensing fees. Fees received under these agreements amounted to $3.6 million, $3.1 million and $3.1 million in fiscal 1994, 1993 and 1992, respectively.

Investing and Borrowing Arrangement

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Funds collected from operations which are remitted to Quaker increase the amount due from Quaker; conversely, operating expenses paid by Quaker reduce the receivable from Quaker or may result in a payable to Quaker. This arrangement provides for an interest rate based on the yield of U.S. Treasury Bills, as determined by the weekly U.S. Government auction. In addition, the Company has 100 percent participation in certain loans owed to Quaker by Quaker subsidiaries. The loans outstanding as of June 30, 1994, carried an interest rate of 11 percent and were included in the amount due from Quaker. The Company may, at any time, demand repayment of all or any part of the amount due from Quaker or demand that Quaker repurchase the loans from the Company. (See Schedule II in Part IV of this Form 10-K for further information). There were no bank lines of credit as of June 30, 1994 or 1993.

NOTE 5

LONG-TERM DEBT
(Dollars in Millions)                                 1994           1993
Industrial Revenue Bonds, 4.5%
  due through October 1, 1999                     $0.8           $0.9
Less Current Maturities                           0.1            0.1
Long-term Debt                                    $0.7           $0.8

Aggregate required payments of maturities on long-term debt for the next five fiscal years are $0.1 million from 1995 to 1997 and $0.2 million in 1998 and 1999.

NOTE 6

CAPITAL STOCK

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker and the balances of common stock ($3.6 million; 3,591,381 shares issued), additional paid-in capital ($68.7 million) and treasury common stock ($20.9 million; 602,010 shares) have remained unchanged.

The Company has three series of preferred stock:  Voting 5% Cumulative
Convertible Second Preferred Stock; non-voting 5% Cumulative Prior
Preference Stock; and Serial Preferred Stock.  The Voting 5% Cumulative
Convertible Second Preferred Stock is convertible at the holder's option, on a share for share basis, into the non-voting 5% Cumulative Prior
Preference Stock. As of June 30, 1994, authorized shares were 500,000 and issued and outstanding shares were 11,073 for the 5% Cumulative
Convertible Second Preferred Stock. As of June 30, 1994, 1,500,000 shares were authorized, 753,283 shares were issued, 752,950 shares were outstanding and 11,073 shares were reserved for conversion for the 5%
Cumulative Prior Preference Stock. Both issues are redeemable at the Company's option for $21 per share. No Serial Preferred Stock has been issued, although 500,000 shares are authorized. The following chart summarizes the changes in the outstanding preference and preferred stock balances.

                                               5% Cumulative          5% Cumulative
                                             Prior Preference      Convertible Second
                                                   Stock             Preferred Stock
                                               $20 Par Value          $20 Par Value
Balance as of June 30, 1991                     729,240               34,783
Shares Converted                                 23,100             (23,100)
Balance as of June 30, 1992                     752,340               11,683
Shares Converted                                    360                (360)
Balance as of June 30, 1993                     752,700               11,323
Shares Converted                                    250                (250)
Balance as of June 30, 1994                     752,950               11,073

NOTE 7

PENSION PLANS

Salaried employees assigned to the Stokely business are employees of Quaker and are covered by a Quaker plan (see Note 4). The Company maintains a pension plan for all hourly employees. Plan benefits are based on years of service. Company policy is to make contributions to the Plan within the maximum amount deductible for Federal income tax purposes. Plan assets consist primarily of equity securities and government, corporate and other fixed income obligations.

The components of net pension (income) for hourly employees are detailed below:

(Dollars in Millions)                          1994      1993    1992
Service cost (benefits earned during the     $0.4      $0.3      $0.3
year)
Interest cost on projected benefit           1.4       1.4       1.4
obligation
Actual return on plan assets                 (2.0)     (2.5)     (3.6)
Net amortization and deferral                (0.9)     (0.4)     0.8

Net pension (income)                         $(1.1)    $(1.2)    $(1.1)











Reconciliations of the funded status of the Company's defined benefit plans to the prepaid pension costs were as follows:
(Dollars in Millions)                                1994      1993      1992
Vested benefits                                    $18.3     $16.0     $15.9
Non-vested benefits                                0.5       0.4       0.4

Accumulated and projected benefit obligation(a)    18.8      16.4      16.3
Plan assets at market value                        33.6      31.1      31.7

Projected benefit obligation less than plan        14.8      14.7      15.4
assets
Unrecognized net (gain)                            (3.9)     (4.5)     (4.7)
Unrecognized prior service cost                    1.2       1.2       0.6
Unrecognized net (asset) at transition             (5.1)     (5.5)     (6.2)

Prepaid pension costs                              $7.0      $5.9      $5.1

Assumptions:
     Discount rate:                                         8%
     Rate of future compensation increases:(a)              --
     Long-term rate of return on plan assets:               8.5%

(a) Effect of future compensation increases is not applicable as the Plan benefits are based on years of service.

NOTE 8

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
AND OTHER POSTEMPLOYEMENT BENEFITS

The Company provides certain health care and life insurance benefits to its retired employees who meet service-related eligibility requirements. The Company funds only the annual cash requirements of these benefits.

Effective July 1, 1992, the Company adopted FASB Statement #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the expected cost of these benefits be charged to expense during the years that the employees render service. The statement was adopted through a cumulative pretax charge of $27.5 million, or $16.8 million after-tax, which represents the accumulated postretirement benefit obligation for years prior to fiscal 1993. The incremental effect on fiscal 1993 results of adopting FASB Statement #106 was a pretax charge of $2.4 million. Cash expenditures are not affected by this accounting change.

The components of postretirement benefit costs were as follows:
(Dollars in Millions)                                 1994           1993
Service cost (benefits earned during the year)    $1.5           $1.0
Interest cost on projected benefit obligation     4.0            3.0
Total postretirement benefit costs                $5.5           $4.0







Postretirement benefit costs incurred and expensed in fiscal 1992 were $0.8 million.

The Company's unfunded accumulated postretirement benefit obligations were as follows:
(Dollars in Millions)                                        1994           1993
Current retirees                                         $11.2          $12.1
Current active employees - fully eligible                2.7            2.1
Current active employees - not fully eligible            24.7           17.6
Accumulated postretirement benefit obligation            38.6           31.8
Unrecognized net loss                                    (2.8)          (1.4)
Unrecognized prior service cost                          (0.5)          --
Accrued postretirement benefit costs                     $35.3          $30.4

Assumptions:
   Weighted average discount rate:   8%
   Health care trend rates:       1995       2005 and Beyond
      Pre-age 65:                  10%            4%
      Age 65 and over:             10%            5%

If the health care trend rates were increased one percentage point, the current-year postretirement benefit costs would have been $0.5 million higher and the accumulated benefit obligation as of June 30, 1994 would have been $5.2 million higher.

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption is a $0.9 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in future years.

NOTE 9

SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in Millions)                   1994      1993      1992
Interest Paid                         $0.1      $0.1      $0.8
Income Taxes Paid                     $38.5     $31.2     $71.5

NOTE 10

LEASES AND OTHER COMMITMENTS

Certain operating properties are rented under non-cancelable operating leases. Total rental expense under operating leases was $5.0 million, $5.4 million and
$7.0 million in fiscal 1994, 1993 and 1992, respectively. Future minimum annual rentals on non-cancelable operating leases, primarily for sales offices and distribution centers, is as follows:

(Dollars in Millions)
                 1995      1996       1997      1998       1999       Later     Total
Total            $3.1      $3.0       $3.0      $2.5       $2.5       $20.6     $34.7
Payments

The Company enters into executory contracts to promote various products. As of June 30, 1994, future commitments under these contracts amounted to approximately $56.2 million.
                                     Page 14

NOTE 11

SELECTED QUARTERLY FINANCIAL DATA
(Dollars in Millions)

                           Quarterly Financial Data (Unaudited)
                           First Quarter   Second Quarter   Third Quarter    Fourth Quarter
                            1994    1993    1994     1993    1994     1993   1994(a)    1993
Net Sales                  $347.4  $275.6  $118.9   $96.5   $191.3  $168.0   $419.4   $345.2
Cost of Goods Sold         173.8   127.6   68.7     59.5    105.3   91.5     205.6    165.1
Gross Profit               $173.6  $148.0  $50.2    $37.0   $86.0   $76.5    $213.8   $180.1

Income (Loss) Before
  Cumulative Effect
  of Accounting Changes    $37.5   $27.9   $(6.7)   $(11.0  $8.2    $9.0     $31.4    $34.1
                                                    )

Net Income (Loss)          $37.5   $13.9   $(6.7)   $(11.0  $8.2    $9.0     $31.4    $34.1
                                                    )

(a) Includes a $9.4 million pretax restructuring charge ($5.6 million after-tax) for a manufacturing consolidation and for workforce reductions.

NOTE 12

FINANCIAL INSTRUMENTS

Financial instruments are primarily used to fund working capital and to reduce the impact of commodity price fluctuations. The Company uses commodity options and futures contracts to reduce the risk that raw material purchases will be adversely affected as commodity prices change. While the hedge instruments are subject to the risk of loss from changing commodity prices, the losses would generally be offset by lower costs of the purchases being hedged. The Company does not trade these instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it trade in commodities for which there are no underlying exposures. Management believes that its use of financial instruments to reduce risk is in the Company's best interest.

The Company primarily hedges purchases of corn. Approximately one percent of cost of goods sold is in commodities that may be hedged. The Company's strategy is to typically hedge most of the production requirements for the following twelve-month period. As of June 30, 1994, approximately 90 percent of fiscal 1995 production requirements were hedged. The carrying values of these commodity instruments approximates the fair values. Realized gains and losses charged to cost of goods sold in fiscal 1994 and 1993 were not material.

The carrying value of cash and long-term debt approximates fair value. The counterparties to the Company's financial instruments are major financial institutions. The Company continually evaluates the creditworthiness of the counterparties and has never experienced, nor does it anticipate nonperformance by any of its counterparties.






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
  Stokely-Van Camp, Inc.:



We have audited the accompanying consolidated balance sheets of Stokely-Van Camp, Inc. (an Indiana corporation and wholly-owned subsidiary of The Quaker Oats Company) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income and reinvested earnings and cash flows for each of the three fiscal years in the period ended June 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stokely-Van Camp, Inc. and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

As indicated in Note 3 and Note 8, effective July 1, 1992, the Company changed their accounting for income taxes and for postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and X are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Chicago, Illinois,
August 3, 1994


                                     Page 16
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors and executive officers of Stokely-Van Camp, Inc. as of September 1, 1994.

     Name                  Principal Occupation                Age

James F. Doyle             Senior Vice President - President -  42
                           Gatorade Worldwide Division of
                           Quaker; Chief Executive
                           Officer and President of Stokely.

R. Thomas Howell, Jr.      Vice President and General           52
                           Corporate Counsel of Quaker;
                           Director, Vice President and
                           Secretary of Stokely.

Janet K. Cooper            Vice President and Treasurer of      41
                           Quaker and Stokely and Director
                           of Stokely.

Thomas L. Gettings         Vice President and Corporate         37
                           Controller of Quaker and Stokely.


Mr. Doyle has served since May, 1992. Mr. Howell has served in his capacity since 1983. Ms. Cooper and Mr. Gettings have served since
July, 1992. All of the above-named directors and officers have been employed by Quaker in an executive capacity more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

The following table details annual and long-term compensation paid during the Company's three most recent fiscal years to the Company's Chief Executive Officer and President. No other executive officer of the Company was paid in excess of $100,000 in salary and bonus relative to their services for the Company.

                         SUMMARY COMPENSATION TABLE
                Annual Compensation                          Long-term Compensation
                                                 Other     Restrict                 All
                                                              ed
                                                 Annual      Stock                 Other
                 Fiscal    Salary    Bonus    Compensatio   Awards    Options  Compensation
Name              Year      ($)      ($)(1)        n        ($)(2)     (#)(3)     ($)(4)
                                                  ($)

James F. Doyle    1994    $299,208   $254,800      --       $25,247    24,000     $55,753
                  1993    $270,790   $221,100      --       $19,416    30,000     $54,938
                  1992    $215,506   $110,000      --       $10,932    16,000       --

(1)Amounts for fiscal 1993 include the cash awards that have been paid under the Management Incentive Bonus Plan ("MIB") based on Quaker's financial performance and Mr. Doyle's personal performance for fiscal 1993; and the portion of the MIB award for fiscal 1992 which was withheld from the fiscal 1992 MIB award pool and put at risk, subject to achievement of certain financial objectives during the first half of fiscal 1993. The financial objectives were achieved in fiscal 1993, and paid in fiscal 1993 along with the 1993 MIB award as follows for Mr. Doyle: $31,900 and $189,200.

(2)Restricted stock award values reflect the fair market value of Quaker's common stock on the date of each grant. The values reflect Quaker matching awards of restricted stock under a broad-based long-term incentive program, the Incentive Investment Program. Dividends on restricted shares were and continue to be paid on an on-going basis at the same rate as paid to all shareholders. The aggregate number and value of restricted shares for Mr. Doyle, valued as of the last day of the Company's fiscal year (June 30, 1994) are as follows:

  Number of
   Shares          Value

     851          $60,106


     Upon a change in control of Quaker (see definition under Pension Plans), restricted shares outstanding on the date of the change in control will be canceled and an immediate lump-sum cash payment will be paid which is equal to the product of (1) the higher of (i) the closing price of common stock as reported on the New York Stock Exchange Composite Index on or nearest to the date of payment (or, if not listed on such exchange, on a nationally recognized exchange or quotation system on which trading volume in the common stock is highest) or (ii) the highest per share price for common stock actually paid in connection with the change in control and (2) the number of shares of such restricted stock.

(3) All stock option awards in fiscal 1994 were granted with an exercise price that is equal to the fair market value of the Quaker common stock on the date of the grant. Fifty percent of the stock option awards in fiscal 1992 and fiscal 1993 were granted with an exercise price that is equal to the fair market value of Quaker's common stock on the date of the grant. The remaining 50% were granted with an exercise price that is 125% of the fair market value of Quaker's common stock on the date of the grant.

(4) Amounts shown are the total value of the stock allocations under The Quaker Employee Stock Ownership Plan ("ESOP"), and cash awards based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocation made directly under the ESOP.




                                     Page 18
The following table contains information covering the grant of stock options to the Company's Chief Executive Officer and President during fiscal 1994 under The Quaker Long Term Incentive Plan of 1990. The exercise price for options granted is equal to the fair market value of Quaker's common stock on the date of the grant.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                           Potential Realizable
                                                           Value at Assumed Annual
                Individual Grants (1)                      Rates of Stock Price
                                                           Appreciation for Option
                                                           Term (2)
                            % of
                           Total
                          Options
                          Granted
                             to
                Options   Employee
                Granted      s      Exercise Expiration
   Name           (#)        In      Price      Date         5%        10%
                           Fiscal    ($/Sh)
                            Year
James F. Doyle   24,000     1.7%     $68.88   09/08/03   $1,039,63  $2,634,64
                                                             8          8

(1) All options were granted on September 8, 1993. One-third of the options granted will vest on each of the three anniversaries following the date of grant. The options would be cancelled and a lump-sum cash payment would be paid for realizable value upon the occurrence of a change in control. (See definition under "Pension Plans".)

(2) Based on fair market value on the date of grant and an annual appreciation at the rate stated (compounded annually) of such fair market value through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and 10% stock price appreciation rates set by the Securities and Exchange Commission and therefore do not forecast possible future appreciation, if any, of Quaker's stock price.

The following table contains information covering the exercise of options by the Chief Executive Officer and President during fiscal 1994 and unexercised options held as of the end of fiscal 1994.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES
                                           Value of Unexercised, In-the-Money
            Number of Unexercised Options  Options at Fiscal Year End ($)(2)
                          at
            Fiscal Year End(#)

             Shares    Value
          Acquired Realized Exer-    Unexer-      Exer-     Unexer-
Name         On    ($)(1)  cisable   cisable    cisable     cisable
          Exercise
              (#)
James F.     1,385  $60,007  56,406    49,540    $871,590    $113,054
Doyle


(1) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the date of exercise.

(2) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the last day of fiscal
     1994 (June 30, 1994).

                                     Page 19
Pension Plans

Quaker and its subsidiaries maintain several pension plans. The Quaker Retirement Plan (the "Retirement Plan"), which is the principal plan, is a noncontributory, defined benefit plan covering eligible salaried and hourly employees of the Company who have completed one year of service as defined by the Retirement Plan.

Under the Retirement Plan, the participant accrues a benefit based upon the greater of a Years-of-Service Formula and an Earnings/Service Formula. Under the Years-of-Service Formula, participants accrue annual benefits equivalent to credited years of service times $216. Under the Earnings/Service Formula a participant's benefit is the sum of two parts:

1. Past Service Accrual -- Benefits accrued through December 31, 1994 are set at the greater of (a) those earned or (b) 1% of Five-Year Average earnings to $22,700 plus 1.65% of earnings above $22,700, times credited years of service; and

2. Future Service Accrual -- For each year beginning January 1, 1994 and after, participants accrue benefits of 1.75% of annual earnings to 80% of the Social Security wage base plus 2.5% of annual earnings above 80% of the Social Security wage base.

Eligible earnings used to calculate retirement benefits include wages, salaries, bonuses, contributions to The Quaker Investment Plan and allocations under The Quaker Employee Stock Ownership Plan. Normal retirement age under the Retirement Plan is age 65. The Retirement Plan contains provision for early retirement benefits.

Benefit amounts payable under the Retirement Plan are limited to the extent required by the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and the Internal Revenue Code of 1986, as amended. If the benefit formula produces an amount in excess of those limitations, the excess will be paid out of general corporate funds in accordance with the terms of The Quaker 415 Excess Benefit Plan and The Quaker Eligible Earnings Adjustment Plan. The Quaker Eligible Earnings Adjustment Plan also provides for payment out of general corporate funds, based upon benefit amounts which would otherwise have been payable under the Retirement Plan and The Quaker 415 Excess Benefit Plan, if the executive had not previously elected to defer compensation under the Executive Deferred Compensation Plan.

The estimated annual retirement benefits that Mr. Doyle would receive under the Retirement Plan, The Quaker 415 Excess Benefit Plan, and The Quaker Eligible Earnings Adjustment Plan, if he retired at age 65, is $211,754. The amount assumes that he will continue to work for Quaker until his normal retirement date and that his earnings will remain the same as in calendar year 1993 and that he will elect a straight-lifetime benefit without survivor benefits. (Payment options such as a 50% joint and survivor annuity or other annuities are available.)

The Retirement Plan assures active and retired employees that, to the extent of sufficient plan assets, it will continue in effect for a reasonable period following a change in control of Quaker without a reduction of anticipated benefits, and under certain circumstances may provide increased benefits.

Generally, under the Retirement Plan a change in control shall be deemed to have occurred in any of the following circumstances:

(i) An acquisition of 30% or more of Quaker's stock unless such acquisition is pursuant to an agreement with Quaker approved by the Board before the acquisitor becomes the beneficial owner of 5% of Quaker's outstanding voting power;

(ii) A majority of the Board of Directors is comprised of persons who were not nominated by the Board of Directors for election as directors;

(iii)  A plan of complete liquidation of Quaker; or

(iv) A merger, consolidation or sale of all or substantially all of Quaker's assets unless thereafter (a) directors of Quaker immediately prior thereto continue to constitute at least 50% of the directors of the surviving entity or purchaser; or (b) Quaker's securities continue to

                                     Page 20

represent, or are converted to securities which represent, more than 70% of the combined voting power of the surviving entity or purchaser.

For a five-year period following a change in control of Quaker, the accrual of benefits for service during such period cannot be decreased while there are excess assets (as defined in the Retirement Plan). For a two-year period following such a change in control, the accrued benefits of members who meet specified age and service requirements and who are terminated will be increased. For so long as there are excess assets during that five-year period, if the Retirement Plan is merged with any other plan, the accrued benefit of each member and the amount payable to retired or deceased members shall be increased until there are no excess assets. If during that five-year period the Retirement Plan is terminated, to the extent that assets remain after satisfaction of liabilities, the accrued benefits shall be increased such that no assets of the Retirement Plan will directly or indirectly revert to Quaker.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding common stock of Stokely is owned by Quaker whose corporate offices are located at 321 North Clark, Chicago, IL 60610.

The following table presents information with respect to all persons known to Stokely to own more than 5% of any other class of Stokely's voting securities as of September 19, 1994. Each beneficial owner has, to the knowledge of Stokely, sole voting power and sole investment power with respect to the shares listed opposite such owner's name.


                                                   Amount and    Percent
                       Name and Address            Nature of     of
Title of Class         of Beneficial Owner         Ownership     Class

Second Preferred       The William B. Stokely, Jr.  2,012         18.2
Stock (1)              Foundation
                       620 Campbell Station Road
                       Station West, Suite 4
                       Knoxville, TN 37922

                       Marjorie M. Cochran         1,125          10.2
                       6201 Linwood Drive
                       Covington, GA 30209-3953

                       Esther M. Minter            1,125          10.2
                       230 East College Street
                       Griffin, GA 30223-4348

                       Cooper N. Mills               926           8.4
                       666 Brook Circle
                       Griffin, GA 30223-4413

(1)Holders of common stock and Second Preferred Stock vote collectively and not as a separate class. As of June 30, 1994, the outstanding shares of Second Preferred Stock comprise less than 1% of the aggregate number of outstanding shares of common stock and Second Preferred Stock.










                                     Page 21

The table below sets forth information with respect to beneficial ownership of common stock of Quaker by the directors of Stokely as of September 1, 1994, and by the directors and executive officers as a group. No director or officer owns any equity securities of Stokely.

                                                    Shares Subject
                                   Amount of        to Acquisition
                                   Beneficial          Within 60
                                  Ownership(a)          Days(a)
James F. Doyle                10,229(c)(d)         74,226

R. Thomas Howell, Jr.         23,988(b)(c)(d)(e)   67,374

Janet K. Cooper               2,711(c)(d)(e)(f)    11,946

All Directors and Officers as 39,327(b)(c)(d)      162,980
a group

[FN]
(a) Unless otherwise indicated, each named individual and each person in the group has sole voting power and sole investment power with respect to shares shown. These shares represent less than 1 percent for every person, and less than 1 percent for all directors and officers as a group, of the total shares outstanding, including shares subject to acquisition within 60 days following September 1, 1994.

(b) The figures shown for these executive officers include an aggregate of 1,094 shares representing their proportionate interests in the Quaker
Stock Fund of The Quaker Investment Plan.

(c) The figures shown for these executive officers include an aggregate of 8,921 shares (which includes 1,543 shares on the basis of the conversion of 1,428 shares of Series B ESOP Convertible Preferred at the conversion rate of 1.08) allocated to them in The Quaker Employee Stock Ownership Plan.

(d) The figures shown for these executive officers include an aggregate of 1,685 shares granted to them under The Quaker Long Term Incentive Plan of 1990 for which the restricted period has not lapsed.

(e)  Of these shares, 747 are held by Mr. Howell's children.

(f) Of these shares, 50 are held by Ms. Cooper's husband and 1 is held by Ms. Cooper's daughter.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of related transactions with Quaker, reference should be made to Part II, Items 7 and 8 (Notes 1, 4 and 7), and Part IV, Schedule II.









                                     Page 22
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                     AMOUNTS RECEIVABLE FROM RELATED PARTIES
             FOR THE FISCAL YEARS ENDED JUNE 30, 1994, 1993 AND 1992

(Millions of Dollars)

                                    Balance                           Balance
For                                 at                                at
the                                 Beginning                         End of
Period            Name of           of                      Amounts   Period
Ended             Debtor            Period       Additions  Collecte
                                                            d
June 30, 1992     Intercompany
                     receivable
                     from/(to)
                     Quaker (a)     $231.1       $ 52.9     $(9.7)    $274.3
                  Loans
                  receivable
                     from Quaker
                     subsidiaries   5.2          0.4          ---     5.6
                  (b)
                  Total             $236.3       $ 53.3     $(9.7)    $279.9
June 30, 1993     Intercompany
                     receivable
                     from/(to)
                     Quaker (a)     $274.3       $118.9      $---     $393.2
                  Loans
                  receivable
                     from Quaker
                     subsidiaries   5.6          0.4          ---     6.0
                  (b)
                  Total             $279.9       $119.3      $---     $399.2
June 30, 1994     Intercompany
                     receivable
                     from/(to)
                     Quaker (a)     $393.2       $    3.1    $---     $396.3
                  Loans
                  receivable
                     from Quaker
                     subsidiaries   6.0          0.4          ---     6.4
                  (b)
                  Total             $399.2       $3.5        $---     $402.7

[FN]
(a)This amount primarily represents an investing arrangement between Stokely and its parent, Quaker. It also includes miscellaneous intercompany activity. Interest is accrued on the outstanding balance each month using a rate based on the yield of U.S. Treasury Bills (see
   Note 4 to the consolidated financial statements under Item 8).

(b) Stokely purchased a 100 percent participation in certain loans owed to Quaker by certain Quaker subsidiaries. Quaker has agreed to repurchase these loans at any time upon Stokely's request.

                                     Page 23
                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE FISCAL YEARS ENDED JUNE 30, 1994, 1993 AND 1992


(Dollars in Millions)

                                     1994      1993      1992
ITEM

Maintenance and Repairs            $  16.6   $  15.2   $  12.9

Depreciation                       $  12.9   $  12.4   $  10.7

Royalty Expense*                   $  21.2   $  15.2   $  15.5

Advertising & Merchandising        $274.6    $235.2    $253.1

Other Marketing                    $  61.3   $  52.3   $  50.2


*Royalty expense represents fees paid to the Gatorade Trust.  See description in
 Item 1, Business.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      STOKELY-VAN CAMP, INC.
                                         (Registrant)


                                      By:    /s/ James F. Doyle
                                         James F. Doyle
                                         Chief Executive Officer
                                         and President

Date:  September 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of September, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                         Title



/s/ James F. Doyle                                Chief Executive Officer and
James F. Doyle                                    President



/s/ Janet K. Cooper                               Vice President and Treasurer
Janet K. Cooper                                   (Principal Financial Officer)



/s/ R. Thomas Howell, Jr.                         Vice President,
R. Thomas Howell, Jr.                             Secretary and Director



/s/ Thomas L. Gettings                            Vice President and Corporate
Thomas L. Gettings                                Controller

                                  EXHIBIT INDEX


                                                            Paper (P),
Electronic (E)
                                                            or Incorporated by
EXHIBIT NO.         DESCRIPTION                             Reference (IBRF)

3   (a)             Articles of Incorporation of Stokely-Van     IBRF
                    Camp, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-2944).

3   (b)             By-Laws of Stokely-Van Camp, Inc.            IBRF
                    (incorporated by reference to
                    the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-2944).

10  (a)             GATORADE Trust Agreement dated January 1, 1984    IBRF
                    (incorporated by reference to the Company's Form
                    10-K for the fiscal year ended June 30, 1984, file number 1-2944).

21                  Subsidiaries of the Registrant.              E