Form 10-Q
period 1994-09-30
STOKELY VAN CAMP INC
filed 1994-11-14
CIK 94567

PAGE 1


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1994


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


YES   XX       NO ___


Registrant had 2,989,371 shares of Common Stock outstanding on October 31, 1994, all of which were held by The Quaker Oats Company.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q




                                                       Page


PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

Condensed Consolidated Statements of Income
and Reinvested Earnings for the Three Months
    Ended September 30, 1994 and 1993                   3

Condensed Consolidated Balance Sheets as of
September 30, 1994 and June 30, 1994                    4

Condensed Consolidated Statements of Cash
Flows for the Three Months Ended
September 30, 1994 and 1993                             5

Notes to the Condensed Consolidated Financial
Statements                                              6

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations           7

PART II - OTHER INFORMATION                             8

SIGNATURES                                              9


STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)


                                              Dollars in
                                              Millions

                                              Three Months Ended
                                              September 30
                                              1994      1993
Net sales                                     $350.8    $347.4
Cost of goods sold                            178.0     173.8
Gross profit                                  172.8     173.6

Selling, general and administrative expenses  138.5     111.9
Interest (income) - net                       (4.5)     (2.1)

Income before income taxes and cumulative
effect of                                     38.8      63.8
accounting change
Provision for income taxes                    15.6      26.3
Income before cumulative effect of accounting 23.2      37.5
change
Cumulative effect of accounting change - net  1.5       ---
of tax

Net income                                    21.7      37.5

Dividends on preference and preferred stock   (0.2)     (0.2)
Reinvested Earnings - Beginning Balance       544.7     475.1
Reinvested Earnings - Ending Balance          $566.2    $512.4


See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Dollars in Millions                              September 30     June 30
                                                     1994          1994
ASSETS
Current Assets:
Cash and cash equivalents                        $74.7          $41.1
Due from The Quaker Oats Company                 446.4          402.7
Trade accounts receivable - net of allowances    61.8           113.5
Inventories:
Finished goods                                   61.3           70.9
Materials and supplies                           13.7           16.8
Total inventories                                75.0           87.7

Other current assets                             21.4           20.3
Total Current Assets                             679.3          665.3

Other Assets                                     8.2            6.6

Property, plant and equipment                    212.2          203.4
Less accumulated depreciation                    74.2           70.5
Property - Net                                   138.0          132.9
Total Assets                                     $825.5         $804.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                           $26.7          $44.5
Accrued payroll, pension and bonus               20.6           23.5
Accrued advertising and merchandising            43.4           35.8
Income taxes payable                             53.4           39.6
Other current liabilities                        10.7           13.6
Total Current Liabilities                        154.8          157.0

Long-term Debt                                   0.7            0.7
Other Liabilities                                35.9           33.4
Deferred Income Taxes                            1.2            2.3

Redeemable Preference and
Preferred Stock                                  15.3           15.3

Common Shareholders' Equity:
Common stock, $1 par value, authorized
10,000,000 shares;
issued 3,591,381 shares                          3.6            3.6
Additional paid-in capital                       68.7           68.7
Reinvested earnings                              566.2          544.7
Treasury common stock, at cost, 602,010 shares   (20.9)         (20.9)
Total Common Shareholders' Equity                617.6          596.1
Total Liabilities and Shareholders' Equity       $825.5         $804.8

See accompanying notes to the condensed consolidated financial statements.
PAGE 5

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                           Dollars in
                                           Millions

                                           Three Months Ended
                                           September 30
                                           1994      1993
Cash Flows from Operating Activities:
Net income                                 $21.7     $37.5
Adjustments to reconcile net income to
net cash provided
by operating activities:
Cumulative effect of accounting change     1.5       --
Depreciation and amortization              4.2       3.8
Deferred income taxes                      (0.1)     1.1
Loss on disposition of property and        --        0.1
equipment
Decrease in trade accounts receivable      51.7      51.7
Decrease in inventories                    12.7      11.0
(Increase) decrease in other current       (1.1)     1.2
assets
(Decrease) in trade accounts payable       (17.8)    (6.3)
Increase in income taxes payable           13.8      22.5
Increase (decrease) in other current       1.8       (2.3)
liabilities
Other items                                (2.2)     (5.0)

Net Cash Provided by Operating Activities  86.2      115.3

Cash Flows from Investing Activities:
Additions to property, plant and           (8.7)     (7.0)
equipment

          Net Cash Used in Investing       (8.7)     (7.0)
Activities


Cash Flows from Financing Activities:
Change in amount due from The Quaker Oats  (43.7)    (108.1)
Company
Cash dividends                             (0.2)     (0.2)

Net Cash Used in Financing Activities      (43.9)    (108.3)

Net Increase in Cash and Cash Equivalents  33.6      --
Cash and Cash equivalents - Beginning of   41.1      --
Year
Cash and Cash Equivalents - End of         $74.7     $--
Quarter


See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1994

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the three months ended September 30, 1994 and 1993, the condensed consolidated balance sheet as of September 30, 1994, and the condensed consolidated statements of cash flows for the three months ended September 30, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1994 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1994.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of September 30, 1994, authorized shares were 500,000 and issued and outstanding shares were 11,073. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of September 30, 1994, authorized shares were 1,500,000, issued shares were 753,283 and outstanding shares were 752,950.

Both issues are redeemable at the Company's option for $21 per share.

Note 3 - Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $2.5 million pretax charge, or $1.5 million after-tax, in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1994
Compared With Three Months Ended September 30, 1993

Net sales for the first three months of fiscal 1995 were $350.8 million, up 1 percent over last year's $347.4 million. Volume increased 2 percent versus the prior year. Volume increases in GATORADE thirst quencher export sales were partially offset by decreases in VAN CAMP's products. The change in sales relative to volumes was also affected by product mix.
Price increases did not have a significant impact on sales.

Gross profit margin decreased to 49.3 percent of sales from last year's
50.0 percent primarily as a result of increased distribution costs. Selling, general and administrative expenses increased to $138.5 million, or an increase of 24 percent, primarily due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher in a period of competitive expansion of the category. GATORADE thirst quencher volume in the United States was essentially even with the prior year's strong first quarter. For the near term, we expect Gatorade thirst quencher A&M spending to be higher than in the prior year.

The Company's reengineering programs are proceeding as planned.  The
Company will continue to focus on efficiency initiatives to improve its manufacturing, marketing, logistics and customer service processes while lowering costs and to more effectively utilize human and financial resources. These continuous improvement initiatives may lead to charges in future periods.

The effective tax rate for the first three months of fiscal 1995 was 40.2 percent compared to 41.2 percent in the first three months of fiscal 1994. The decrease was primarily due to favorable tax treatment for operations in Puerto Rico, as well as a catch-up adjustment recorded in the first quarter of fiscal 1994 related to the U.S. statutory tax rate increase.

Liquidity and Capital Resources

Net cash provided by operating activities of $86.2 million and $115.3 million for the three months ended September 30, 1994 and 1993, respectively, was well in excess of the Company's dividends and capital expenditures. Capital expenditures for the first three months of fiscal 1995 and 1994 were $8.7 million and $7.0 million, respectively, with no material individual commitments outstanding.

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company currently maintain cash balances. The amount due from The Quaker Oats Company increased $43.7 million primarily reflecting changes in accounts receivable.

Accounting Change

Effective July 1, 1994, the Company adopted FASB #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $1.5 million after-tax charge in the first quarter of fiscal 1995. This amount was slightly higher than originally estimated at the time of our previous filing. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.
PAGE 8

PART II - OTHER INFORMATION

All items in Part II are either inapplicable to the Company during the quarter ended September 30, 1994, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.




SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date:  November 14, 1994      Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller