Form 10-Q
period 1994-12-31
STOKELY VAN CAMP INC
filed 1995-02-14
CIK 94567

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended December 31, 1994


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


YES   XX       NO ___


Registrant had 2,989,371 shares of Common Stock outstanding on January 31, 1995, all of which were held by The Quaker Oats Company.

PAGE 2


STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q




                                                       Page


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Statements of Income
and Reinvested Earnings for the Six and Three Months
Ended December 31, 1994 and 1993                      3-4

Condensed Consolidated Balance Sheets as of
December 31, 1994 and June 30, 1994                     5

Condensed Consolidated Statements of Cash
Flows for the Six Months Ended
December 31, 1994 and 1993                              6

Notes to the Condensed Consolidated Financial
Statements                                              7

Item 2 - Management's Discussion and Analysis of'
Financial Condition and Results of Operations         8-9

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders     10

SIGNATURES                                             11

PAGE 3


STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)



                                                Dollars  in Millions

                                                 Six Months Ended
                                                   December 31
                                                  1994      1993
Net sales                                        $470.7    $466.3
Cost of goods sold                                253.7     242.5
Gross profit                                      217.0     223.8

Selling, general and administrative expenses      211.1     177.1
Interest (income) - net                            (9.5)     (5.1)

Income before income taxes and cumulative
    effect of accounting change                    15.4      51.8
Provision for income taxes                          6.1      21.0
Income before cumulative effect of
     accounting change                              9.3      30.8
Cumulative effect of accounting change -
     net of tax                                     1.5       ---

Net income                                          7.8      30.8

Dividends on preference and preferred stock        (0.4)     (0.4)
Reinvested Earnings - Beginning Balance           544.7     475.1
Reinvested Earnings - Ending Balance             $552.1    $505.5









   See accompanying notes to the condensed consolidated financial statements. PAGE 4


STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)



                                                Dollars in Millions

                                                Three Months Ended
                                                  December 31
                                                 1994      1993
Net sales                                      $119.9    $118.9
Cost of goods sold                               75.7      68.7
Gross profit                                     44.2      50.2

Selling, general and administrative expenses     72.6      65.2
Interest (income) - net                          (5.0)     (3.0)

(Loss) before income taxes                      (23.4)    (12.0)
(Benefit) for income taxes                       (9.5)     (5.3)
Net (loss)                                      (13.9)     (6.7)

Dividends on preference and preferred stock      (0.2)     (0.2)
Reinvested Earnings - Beginning Balance         566.2     512.4
Reinvested Earnings - Ending Balance           $552.1    $505.5












See accompanying notes to the condensed consolidated financial statements.

PAGE 5


STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Dollars in Millions                       December 31    June 30
                                                1994        1994
ASSETS
Current Assets:
Cash and cash equivalents                     $ 12.7      $ 41.1
Due from The Quaker Oats Company               484.9       402.7
Trade accounts receivable -
     net of allowances                          32.9       113.5
Inventories:
Finished goods                                  44.9        70.9
Materials and supplies                          10.6        16.8
Total inventories                               55.5        87.7

Other current assets                            17.6        20.3
Total Current Assets                           603.6       665.3

Other Assets                                     3.8         6.6

Property, plant and equipment                  221.5       203.4
Less accumulated depreciation                   74.0        70.5
Property - Net                                 147.5       132.9
Total Assets                                  $754.9      $804.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                        $ 11.5      $ 44.5
Accrued payroll, pension and bonus              23.3        23.5
Accrued advertising and merchandising           19.2        35.8
Income taxes payable                            30.7        39.6
Other current liabilities                       13.2        13.6
Total Current Liabilities                       97.9       157.0

Long-term Debt                                   0.7         0.7
Other Liabilities                               36.0        33.4
Deferred Income Taxes                            1.5         2.3

Redeemable Preference and
Preferred Stock                                 15.3        15.3

Common Shareholders' Equity:
Common stock, $1 par value, authorized
10,000,000 shares; issued 3,591,381 shares       3.6         3.6
Additional paid-in capital                      68.7        68.7
Reinvested earnings                            552.1       544.7
Treasury common stock, at cost,
602,010 shares                                 (20.9)      (20.9)
Total Common Shareholders' Equity              603.5       596.1
Total Liabilities and Shareholders' Equity    $754.9      $804.8

See accompanying notes to the condensed consolidated financial statements.
PAGE 6


STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                    Dollars in Millions

                                                      Six Months Ended
                                                         December 31
                                                        1994      1993
Cash Flows from Operating Activities:
Net income                                          $ 7.8    $ 30.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of accounting change                1.5        --
Depreciation and amortization                         9.0       7.5
Deferred income taxes                                 0.2       2.0
Loss on disposition of property and equipment          --       0.1
Decrease in trade accounts receivable                80.6      77.9
Decrease in inventories                              32.2      23.9
Decrease (increase) in other current assets           2.7      (2.4)
(Decrease) in trade accounts payable                (33.0)    (32.6)
(Decrease) in income taxes payable                   (8.9)     (2.6)
(Decrease) in other current liabilities             (17.2)    (13.7)
Other items                                          (1.1)     (2.3)

Net Cash Provided by Operating Activities            73.8      88.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment          (19.6)     (9.8)

Net Cash Used in Investing Activities               (19.6)     (9.8)


Cash Flows from Financing Activities:
Change in amount due from
  The Quaker Oats Company                           (82.2)    (78.3)
Cash dividends                                       (0.4)     (0.4)
Reduction of long-term debt                            --      (0.1)
Net Cash Used in Financing Activities               (82.6)    (78.8)

Net (Decrease) in Cash and Cash Equivalents         (28.4)       --
Cash and Cash Equivalents - Beginning of Year        41.1        --
Cash and Cash Equivalents - End of Quarter         $ 12.7     $  --


See accompanying notes to the condensed consolidated financial statements.


STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1994

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van
Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the six and three months ended December 31, 1994 and 1993, the condensed consolidated balance sheet as of December 31, 1994, and the condensed consolidated statements of cash flows for the six months ended December
31, 1994 and 1993, have been prepared by the Company without audit.
In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1994 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended
June 30, 1994.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of December 31, 1994, authorized shares were 500,000 and issued and outstanding shares were 11,068. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of December 31, 1994, authorized shares were 1,500,000, issued shares were 753,288 and outstanding shares were 752,955.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Six Months Ended December 31, 1994
Compared With Six Months Ended December 31, 1993

Net sales for the first six months of fiscal 1995 were $470.7 million, up 1 percent over last year's $466.3 million. Volume was even with the prior year. Volume increases in GATORADE thirst quencher in the United States and in export sales were offset by decreases in VAN CAMP's products. The change in sales in GATORADE relative to volume was also affected by product mix. Price increases did not have a significant impact on sales.

Gross profit margin decreased to 46.1 percent of sales from last year's
48.0 percent primarily as a result of increased distribution costs. Selling, general and administrative (SG&A) expenses increased to $211.1 million, or an increase of 19 percent, mainly due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher in a period of competitive expansion of the category. GATORADE thirst quencher volume in the United States was up 1 percent from the prior year's strong first half.

The Company's reengineering programs are proceeding as planned. The Company will continue to focus on efficiency initiatives to improve its manufacturing, marketing, logistics and customer service processes while lowering costs and to more effectively utilize human and financial resources. These continuous improvement initiatives may lead to charges in future periods.

The effective tax rate for the first six months of fiscal 1995 was 39.6 percent compared to 40.5 percent in the first six months of fiscal 1994.
The decrease mainly resulted from a catch-up adjustment recorded in the first quarter of fiscal 1994 related to the U.S. statutory tax rate increase.

Three Months Ended December 31, 1994
Compared With Three Months Ended December 31, 1993

Net sales for the second quarter of fiscal 1995 were $119.9 million, up 1 percent from last year. Volume increased 1 percent. Volume increases in GATORADE thirst quencher in the United States were partially offset by decreases in VAN CAMP's products. Price increases did not have a significant impact on sales.

Gross profit margin decreased to 36.9 percent of sales from last year's 42.2 percent mainly as a result of increased distribution costs. SG&A expenses increased to $72.6 million, or an increase of 11 percent, primarily due to higher A&M expenditures for GATORADE thirst quencher.

The effective tax rate for the second quarter fiscal 1995 was 40.6 percent as compared to 44.2 percent in the second quarter fiscal 1994. The change relates mainly to the tax treatment for operations in Puerto Rico and the second quarter loss position.

Liquidity and Capital Resources

Net cash provided by operating activities of $73.8 million and $88.6 million for the six months ended December 31, 1994 and 1993, respectively, was well in excess of the Company's dividends and capital expenditures. Capital expenditures for the first six months of fiscal 1995 and 1994 were $19.6 million and $9.8 million, respectively, with no material individual commitments outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)



The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company currently maintain cash balances. The amount due from The Quaker Oats Company increased
$82.2 million primarily reflecting changes in accounts receivable.

Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $1.5 million after-tax charge in the first quarter of fiscal 1995.
The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.
PAGE 10


PART II - OTHER INFORMATION



4.  Submission of Matters to a Vote of Security-Holders.

(a) The Company's Annual Meeting of Shareholders was held on
November 1, 1994. Represented at the Meeting, either in person or by proxy, were 2,989,371 voting shares, of a total 3,000,444 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

(c) To elect three directors to each serve for a one-year term or until their successors are elected and qualified. All nominees are named below.

- -James F. Doyle
Votes For Election - 2,989,371

- -R. Thomas Howell, Jr.
Votes For Election - 2,989,371

- -Janet K. Cooper
Votes For Election - 2,989,371

There were no votes withheld, against, abstentions or broker non-votes with respect to the election of any nominee named above.




All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1994, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

PAGE 11








SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





Stokely-Van Camp, Inc.
(Registrant)




Date:  February 14, 1995
       Thomas L. Gettings
       Thomas L. Gettings
       Vice President and Corporate Controller