Form 10-Q
period 1995-03-31
STOKELY VAN CAMP INC
filed 1995-05-12
CIK 94567

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1995


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


                                  YES   XX     NO ___


  Registrant had 2,989,371 shares of Common Stock outstanding on April 30, 1995, all of which were held by The Quaker Oats Company.









                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q





                                                                 Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Nine and Three
         Months Ended March 31, 1995 and 1994                    3-4

     Condensed Consolidated Balance Sheets as of
         March 31, 1995 and June 30, 1994                          5

     Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended
         March 31, 1995 and 1994                                   6

     Notes to the Condensed Consolidated Financial
         Statements                                                7

     Item 2 - Management's Discussion and Analysis of'
         Financial Condition and Results of Operations           8-9

PART II - OTHER INFORMATION

     Item 5 - Other Information                                   10

SIGNATURES                                                        11






















                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)



                                                        Dollars in Millions

                                                         Nine Months Ended
                                                              March 31
                                                          1995        1994
Net sales                                               $689.2      $657.6
Cost of goods sold                                       372.6       347.8
Gross profit                                             316.6       309.8

Selling, general and administrative expenses             296.7       253.4
Interest (income) - net                                  (15.6)       (8.8)

Income before income taxes and cumulative
   effect of accounting change                            35.5        65.2
Provision for income taxes                                12.8        26.2
Income before cumulative effect of accounting change      22.7        39.0
Cumulative effect of accounting change - net of tax        1.5         ---

Net income                                                21.2        39.0

Dividends  on  preference  and  preferred stock           (0.6)       (0.6)
Reinvested Earnings - Beginning Balance                  544.7       475.1
Reinvested Earnings - Ending Balance                    $565.3      $513.5












   See accompanying notes to the condensed consolidated financial statements.










                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)



                                                        Dollars in Millions

                                                         Three Months Ended
                                                               March 31
                                                           1995        1994
Net sales                                                $218.5      $191.3
Cost of goods sold                                        118.9       105.3
Gross profit                                               99.6        86.0

Selling, general and administrative expenses               85.6        76.3
Interest (income) - net                                    (6.1)       (3.7)

Income before income taxes                                 20.1        13.4
Provision for income taxes                                  6.7         5.2
Net income                                                 13.4         8.2

Dividends on preference and preferred stock                (0.2)       (0.2)
Reinvested Earnings - Beginning Balance                   552.1       505.5
Reinvested Earnings - Ending Balance                     $565.3      $513.5












   See accompanying notes to the condensed consolidated financial statements.

















                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

Dollars in Millions                                     March 31       June 30
                                                          1995           1994
ASSETS
Current Assets:
 Cash and cash equivalents                             $  16.7        $  41.1
 Due from The Quaker Oats Company                        435.3          402.7
 Trade accounts receivable - net of allowances            88.9          113.5
 Inventories:
  Finished goods                                          59.4           70.9
  Materials and supplies                                  13.7           16.8
   Total inventories                                      73.1           87.7

 Other current assets                                     19.2           20.3
   Total Current Assets                                  633.2          665.3

Other Assets                                               5.6            6.6

Property, plant and equipment                            242.2          203.4
Less accumulated depreciation                             78.4           70.5
  Property - Net                                         163.8          132.9
     Total Assets                                       $802.6         $804.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Trade accounts payable                                 $ 46.2         $ 44.5
 Accrued payroll, pension and bonus                       21.2           23.5
 Accrued advertising and merchandising                    21.2           35.8
 Income taxes payable                                     29.0           39.6
 Other current liabilities                                14.3           13.6
     Total Current Liabilities                           131.9          157.0

Long-term Debt                                             0.6            0.7
Other Liabilities                                         36.0           33.4
Deferred Income Taxes                                      2.1            2.3

Redeemable Preference and
 Preferred Stock                                          15.3           15.3

Common Shareholders' Equity:
 Common stock, $1 par value, authorized 10,000,000
  shares; issued 3,591,381 shares                          3.6            3.6
 Additional paid-in capital                               68.7           68.7
 Reinvested earnings                                     565.3          544.7
 Treasury common stock, at cost, 602,010 shares          (20.9)         (20.9)
   Total Common Shareholders' Equity                     616.7          596.1
     Total Liabilities and Shareholders' Equity         $802.6         $804.8

   See accompanying notes to the condensed consolidated financial statements.





                 STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                             Dollars in Millions

                                                             Nine Months Ended
                                                                  March 31
                                                              1995        1994
Cash Flows from Operating Activities:
  Net income                                               $  21.2     $  39.0
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting change                   1.5         ---
      Depreciation and amortization                           14.4        11.4
      Deferred income taxes                                    0.8         1.7
      Loss on disposition of property and equipment            0.3         0.5
      Decrease in trade accounts receivable                   24.6        31.1
      Decrease (increase) in inventories                      14.6       (12.2)
      Decrease (increase) in other current assets              1.1        (3.6)
      Increase in trade accounts payable                       1.7         7.3
      (Decrease) increase in income taxes payable            (10.6)        0.2
      (Decrease) increase in other current liabilities       (16.2)       14.6
      Other items                                             (3.5)       (1.0)

      Net Cash Provided by Operating Activities               49.9        89.0

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                 (41.0)      (15.6)

      Net Cash Used in Investing Activities                  (41.0)      (15.6)


Cash Flows from Financing Activities:
  Change in amount due from The Quaker Oats Company          (32.6)      (56.4)
  Cash dividends                                              (0.6)       (0.6)
  Reduction of long-term debt                                 (0.1)       (0.1)
      Net Cash Used in Financing Activities                  (33.3)      (57.1)

Net (Decrease) Increase in Cash and Cash Equivalents         (24.4)       16.3
Cash and Cash Equivalents - Beginning of Year                 41.1         ---
Cash and Cash Equivalents  -  End of Quarter               $  16.7     $  16.3


See accompanying notes to the condensed consolidated financial statements.








                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                             MARCH 31, 1995

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended March 31,1995 and 1994, the condensed consolidated balance sheet as of March 31, 1995, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1995 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1994.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of March 31, 1995, authorized shares were 500,000 and issued and outstanding shares were 11,068. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of March 31, 1995, authorized shares were 1,500,000, issued shares were 753,288 and outstanding shares were 752,955.

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





Note 4 - Subsequent Event

On May 1, 1995, Quaker and the Company signed a definitive agreement to sell the Van Camp's pork and beans business to Hunt-Wesson, Inc., a subsidiary of ConAgra, Inc. The sale is subject to certain conditions precedent, including receipt of appropriate regulatory approval. The transaction is expected to be finalized by the end of the fiscal year.















































        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Nine Months Ended March 31, 1995
Compared With Nine Months Ended March 31, 1994

Net sales for the first nine months of fiscal 1995 were $689.2 million, up
5 percent over last year's $657.6 million. Volume increased 4 percent. Volume increases in GATORADE thirst quencher in the United States and in export sales were partially offset by decreases in VAN CAMP's products. Price increases did not have a significant impact on sales.

Gross profit margin decreased to 45.9 percent of sales from last year's 47.1 percent primarily as a result of increased distribution costs and product mix changes. Selling, general and administrative (SG&A) expenses increased to $296.7 million, or an increase of 17 percent, mainly due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher in a period of competitive expansion of the category. GATORADE thirst quencher volume in the United States was up 5 percent from the prior year.

Quaker has identified the need to further realign its physical and human resources to reduce overhead expenditures. The actions to be taken will affect the Company and will result in a charge in the fourth quarter of fiscal 1995.

The effective tax rate for the first nine months of fiscal 1995 was 36.1 percent
compared to 40.2 percent in the first nine months of fiscal 1994.   The  change
relates mainly to the tax treatment for operations in Puerto Rico.

Three Months Ended March 31, 1995
Compared With Three Months Ended March 31, 1994

Net sales for the third quarter of fiscal 1995 were $218.5 million, up
14 percent from last year. Volume increased 11 percent. Volume increases in GATORADE thirst quencher in the United States and in export sales were partially offset by decreases in VAN CAMP's products. Price increases did not have a significant impact on sales.

Gross profit margin increased to 45.6 percent of sales from last year's
45.0 percent primarily as a result of changes in domestic and export sales. SG&A expenses increased to $85.6 million, or an increase of 12 percent, primarily due to higher A&M expenditures for GATORADE thirst quencher.

The effective tax rate for the third quarter fiscal 1995 was 33.3 percent compared to 38.8 percent in the third quarter fiscal 1994. The change relates mainly to the tax treatment for operations in Puerto Rico.

Liquidity and Capital Resources

Net cash provided by operating activities of $49.9 million and $89.0 million for the nine months ended March 31, 1995 and 1994, respectively, was in excess of the Company's dividends and capital expenditures. The decrease in cash flow from operating activities results from decreased net income and changes in working capital. Capital expenditures for the first nine months of fiscal 1995 and 1994 were $41.0 million and $15.6 million, respectively, with no material individual commitments outstanding.





PAGE 9
[CAPTION]

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                            (continued)



The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company currently maintain cash balances. The amount due from The Quaker Oats Company increased $32.6 million primarily reflecting changes in accounts receivable and inventories.

Accounting Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $1.5 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in fiscal 1995 or in future years.

Subsequent Event

On May 1, 1995, Quaker and the Company signed a definitive agreement to sell the Van Camp's pork and beans business to Hunt-Wesson, Inc., a subsidiary of ConAgra, Inc. The sale is subject to certain conditions precedent, including receipt of appropriate regulatory approval. The transaction is expected to be finalized by the end of the fiscal year.































PAGE 10
[CAPTION]


                       PART II - OTHER INFORMATION



Item 5    Other Information

          Note 4 in Part I is incorporated by reference herein.


          All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1995, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.












































PAGE 11









                               SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date:  May 12, 1995           Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate
Controller