Form 10-K
period 1995-06-30
STOKELY VAN CAMP INC
filed 1995-09-28
CIK 94567

Securities and Exchange Commission
                          Washington, D.C.   20549

                                  Form 10-K

             X   Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

                   For the fiscal year ended June 30, 1995
                        Commission file number 1-2944

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Registrant had 2,989,371 shares of common stock outstanding on June 30, 1995, all of which were owned by The Quaker Oats Company. There is no trading market for the registrant's voting stock held by non-affiliates.



                              TABLE OF CONTENTS

PART I                                                                    PAGE

      ITEM 1.  Business                                                   1
      ITEM 2.  Properties                                                 1
      ITEM 3.  Legal Proceedings                                          1
      ITEM 4.  Submission of Matters to a Vote of
                   Security-Holders                                       N/A

PART II

      ITEM 5.  Market for Registrant's Common
                   Equity and Related Stockholder Matters                 2
      ITEM 6.  Selected Financial Data                                    2
      ITEM 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    3-5
      ITEM 8.  Financial Statements and Supplementary Data                6-16
      ITEM 9.  Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure                 N/A

PART III

      ITEM 10. Directors and Executive Officers of
                   the Registrant                                         18
      ITEM 11. Executive Compensation                                     18-22
      ITEM 12. Security Ownership of Certain
                   Beneficial Owners and Management                       22-23
      ITEM 13. Certain Relationships and Related
                   Transactions                                           23

PART IV

      ITEM 14. Exhibits, Financial Statement
                   Schedules, and Reports on Form 8-K
      (a)(1)   Financial Statements
                   Consolidated Financial Statements of Stokley-Van
                   Camp, Inc. and subsidiaries are incorporated under
                   Item 8 of this Form 10-K
      (a)(2)&(d)  Financial Statement Schedules
                  X  Supplementary Income Statement Information           24
      (a)(3)&(c)  Exhibits
               3(a) Restated Articles of Incorporation of Stokley-Van Camp, Inc.
                  (As of February 14, 1994)
                  3(b) By-Laws of Stokley-Van Camp, Inc. (incorporated by reference to the Company's Form 10-K for the year ended June 30, 1985, file number 1-2944)
               10(a) GATORADE Trust Agreement dated January 1,
                  1984 (incorporated by reference to the Company's Form
                  10-K for the fiscal year ended June 30, 1984, file number 1-2944)
               21 Subsidiaries of the Registrant
      (b)      Reports on Form 8-K

      (b)(1) On June 23, 1995, the Company filed an 8-K (Items 2 & 7) dated June 8, 1995 disclosing unaudited pro forma combined financial information and related Sale Agreement for the sale of the canned bean business.

      (b)(2) On June 27, 1995, the Company filed an 8-K (Item 8) dated June 13, 1995 indicating approval of a change in fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1996.
SIGNATURES                                                                26


                                   PART I

ITEM 1.   BUSINESS

Stokely-Van Camp, Inc. and Subsidiaries (the "Company" or "Stokely"), a subsidiary of The Quaker Oats Company ("Quaker") since fiscal 1984, has historically been a processor, marketer and distributor of high-quality canned food and beverage products to retail stores, institutional distributors and industrial and athletic users. On June 8, 1995, the Company sold its VAN CAMP'S pork and beans business. Consequently, Stokely's products will consist only of GATORADE thirst quencher, a beverage specifically developed to quench thirst during periods of physical activity. GATORADE thirst quencher is marketed through retail grocery stores, convenience stores, food service distributors, warehouse clubs and wholesalers, and is also sold directly to athletic, institutional and industrial users. This product is distributed nationally and internationally and is primarily sold through Quaker sales organizations and food brokers. The supply of raw materials for GATORADE thirst quencher has been adequate and continuous. The Company's sales are somewhat seasonal, with particularly strong first and fourth fiscal quarter sales.

Export sales in fiscal 1995 and 1994 were $43.7 million and $50.6 million, respectively. Export sales in fiscal 1993 were not material.

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

Competition

Stokely's beverage business is highly competitive. Following the sale of the VAN CAMP'S business, the Company's two key competitors are the two major soft drink companies, Coca-Cola Co. and PepsiCo Inc. The principal competitive factors affecting sales include quality, price, brand image created by advertising, distribution effectiveness and product availability.

Employees

The total number of Stokely employees as of June 30, 1995, was approximately 1,000.

ITEM 2.     PROPERTIES

The Company owns and operates 5 plants, including manufacturing, filling and distribution facilities. The plants are located in 5 states. The Company also leases a facility in Puerto Rico. The Newport, Tennessee facility was sold with the VAN CAMP'S business. The Company continues to co-pack from the sold facility and is currently studying new sourcing options. The majority of GATORADE thirst quencher sales is shipped direct from the production sites. In addition, the Company owns or leases 6 distribution centers, all of which are shared with Quaker. Other distribution centers are leased as needed throughout the year. Sales and administrative office space is shared with Quaker. Management believes manufacturing, distribution center and office space owned and leased are suitable and adequate for the business and productive capacity is appropriately utilized.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker. The stock is not listed on any stock exchange or traded on any market. The Company did not pay any dividends on its common stock in fiscal years 1995, 1994 or 1993.

ITEM 6.

SELECTED FINANCIAL DATA
(Dollars in Millions)

                                                  Fiscal Year
                                                     Ended
                                                    June 30
                                  1995(a)    1994(b)     1993    1992(c)      1991
Net Sales                        $1,113.2   $1,077.0   $885.3    $ 876.2    $876.5
Cost of Goods Sold                  586.4      553.4    443.7      422.7     435.1
Income Before Income Taxes
    and Cumulative Effect of
    Accounting Changes           $  167.9   $  120.6   $ 99.7    $ 105.4    $131.7
Provision for Income Taxes           62.0       50.2     39.7       41.9      51.0
Income Before Cumulative
    Effect of Accounting Changes    105.9       70.4     60.0       63.5      80.7
Cumulative Effect of
    Accounting Changes-
    Net of Tax                        1.5         --     14.0         --        --
Net Income                       $  104.4   $   70.4   $ 46.0    $  63.5    $ 80.7


                                 As of June 30

                                  1995       1994      1993      1992      1991
Property-Net                     $132.0     $132.9    $133.4    $124.7    $121.2
Total Assets                     $948.6     $804.8    $707.4    $628.5    $618.0
Long-term Debt                   $  0.6     $  0.7    $  0.8    $  1.1    $ 10.6
Redeemable Preference and
    Preferred Stock              $ 15.3     $ 15.3    $ 15.3    $ 15.3    $ 15.3

(a) Fiscal 1995 results include a $44.9 million pretax gain for the sale of VAN CAMP'S pork and beans business.

(b) Fiscal 1994 results include a $9.4 million pretax restructuring charge for a manufacturing consolidation for VAN CAMP'S products and for workforce reductions.

(c) Fiscal 1992 results include a $3.4 million pretax charge for a recall of certain VAN CAMP'S products.

ITEM 7.



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1995 Compared with Fiscal 1994

Operating Results

Consolidated net sales for fiscal 1995 were $1.11 billion, up three percent from fiscal 1994. Volume increased three percent versus the prior year due to volume increases of approximately five percent for GATORADE thirst quencher in the United States, slightly offset by volume decreases in the VAN CAMP'S business, which was sold on June 8, 1995. The GATORADE thirst quencher volume increase was a result of increased consumer demand primarily resulting from the introduction of the new sport bottle in addition to new flavor introductions and effective advertising and merchandising. GATORADE thirst quencher performance is particularly notable, in that two major soft drink competitors have broadened the distribution of competitive beverage products throughout the United States. The Company expects this heightened level of competition to continue in the coming year. Price increases did not significantly affect fiscal 1995 sales.

Gross profit margin decreased to 47.3 percent of sales from 48.6 percent in the prior year as a result of increased packaging material and distribution costs and product mix changes. Selling, general and administrative (SG&A) expenses increased to $427.0 million, or an increase of five percent, primarily due to higher advertising and merchandising (A&M) expenditures for GATORADE thirst quencher in a period of competitive expansion in its category. A&M expenses were 26.5 percent of sales in fiscal 1995, versus
25.5 percent in fiscal 1994. SG&A and A&M expenses were both higher as a percentage of sales as a result of the significant spending for Gatorade.

Gain on Divestiture

In fiscal 1995, the Company realized a gain of $44.9 million on the sale of VAN CAMP'S pork and beans business.

Interest and Income Taxes

Interest income of $29.4 million increased $10.9 million from the prior year stemming from higher average amounts due from The Quaker Oats Company, as well as higher interest rates. See Note 5 to the consolidated financial statements for further discussion of the Company's investing and borrowing arrangement with Quaker.

The effective tax rate for fiscal 1995 was 36.9 percent versus 41.6 percent in fiscal 1994. Favorable tax treatment for operations in Puerto Rico caused the overall rate to decrease.

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

Gross profit margin decreased to 48.6 percent of sales from 49.9 percent in the prior year as a result of increased distribution and packaging material costs, partially offset by improved product mix and cost-containment initiatives. SG&A expenses increased to $406.6 million, or an increase of 17 percent, primarily due to higher A&M expenditures for GATORADE thirst quencher, as well as higher other operating expenses. A&M expenses were 25.5 percent of sales in fiscal 1994, versus 26.6 percent in fiscal 1993. SG&A and A&M expenses were both lower as a percentage of sales as a result of the significant increase in sales.

Restructuring Charge

In fiscal 1994, the Company recorded a restructuring charge of $9.4 million for a manufacturing consolidation for VAN CAMP'S products and for workforce reductions. Net non-cash asset write-offs amounted to $5.4 million of the charge. Severance and termination benefits for the elimination of approximately 200 positions were $3.0 million in cash expenses and the remaining amount of $1.0 million in cash expenses was for other related costs. Cash outlays occurred predominately in fiscal 1995 and were funded through operating cash flows. Charges to the established reserve were consistent with management's original estimate. Savings realized during fiscal 1995 from fiscal 1994 restructuring activities have been in line with expectations.

The Company will continue to focus on efficiency initiatives that improve its manufacturing, marketing, logistics and customer service processes while lowering costs and more effectively utilizing human and financial resources.

Interest and Income Taxes

Interest income of $18.5 million increased $7.3 million from the prior year stemming from higher average amounts due from The Quaker Oats Company, as well as higher interest rates. See Note 5 to the consolidated financial statements for further discussion of the Company's investing and borrowing arrangement with Quaker.

The effective tax rate for fiscal 1994 was 41.6 percent versus 39.8 percent in fiscal 1993. The higher U.S. statutory tax rate, including the legislated retroactive adjustment to January 1, 1993, caused the overall rate to increase.

Liquidity and Capital Resources

Net cash provided by operating activities of $95.0 million, $66.6 million and $145.0 million during fiscal 1995, 1994 and 1993, respectively, was well in excess of the Company's dividends and capital expenditures. The increase in cash flows in fiscal 1995 was mainly due to changes in working capital, primarily a decrease in Gatorade inventory resulting from efficient inventory management during a period of high sales. Capital expenditures for fiscal 1995, 1994 and 1993 were $38.2 million, $21.1 million and $24.6 million respectively, with no material individual commitments outstanding.

The Company has an investing and borrowing arrangement under which it loans available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company currently maintain cash balances. See Note 5 to the consolidated financial statements for further discussion of this arrangement.

Accounting and Fiscal-Year Changes

Effective July 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $1.5 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement did not have a material effect on operating results or cash flows in fiscal 1995, nor is it expected to have a material effect in future years.

Effective the calendar year beginning January 1, 1996, the Company will change from a fiscal year end of June 30 to December 31 to capture the results of a full beverage season in a single fiscal-year period. A six-month fiscal transition period from July 1, 1995 through December 31, 1995 will precede the start of the new calendar-year cycle.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                           AND REINVESTED EARNINGS




                                              Fiscal Year
                                             Ended June 30
(Dollars in Millions)
                                          1995        1994       1993

Net Sales                               $1,113.2    $1,077.0    $885.3
Cost of goods sold                         586.4       553.4     443.7
Gross profit                               526.8       523.6     441.6
Selling, general and
    administrative expenses                427.0       406.6     348.7
Interest (income)                          (29.4)      (18.5)    (11.2)
Interest expense                             6.2         5.5       4.4
Gain on divestiture                        (44.9)         --        --
Restructuring charge                          --         9.4        --
Income Before Income Taxes and
    Cumulative Effect of
    Accounting Changes                     167.9       120.6      99.7
Provision for income taxes                  62.0        50.2      39.7
Income Before Cumulative Effect of
    Accounting Changes                     105.9        70.4      60.0
Cumulative effect of accounting
   changes-net of tax                        1.5          --      14.0
Net Income                                 104.4        70.4      46.0
Dividends on preference and preferred
    stock                                   (0.8)       (0.8)     (0.8)
Reinvested Earnings-
    Beginning Balance                      544.7       475.1     429.9
Reinvested Earnings-Ending Balance      $  648.3    $  544.7    $475.1



        See accompanying notes to consolidated financial statements.

                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                               Fiscal Year
                                                              Ended June 30
(Dollars in Millions)                                1995         1994      1993
Cash Flows from Operating Activities:
   Net income                                       $104.4       $70.4     $46.0
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Cumulative effect of accounting changes           1.5          --      14.0
     Depreciation and amortization                    18.7        16.0      14.6
     Deferred income taxes                            (1.3)       (0.4)      1.4
     Gain on divestiture                             (44.9)         --        --
     Restructuring charge                               --         9.4        --
     Loss on disposition of property
         and equipment                                 0.6         1.2       3.2
     (Increase) decrease in trade accounts
         receivable                                  (20.7)      (16.4)     28.9
     Decrease (increase) in inventories               21.4       (31.4)     22.6
     (Increase) in other current assets              (10.0)       (7.6)     (1.4)
     Increase in trade accounts payable                8.9         6.1       0.6
     Increase (decrease) in income taxes payable      15.0        (1.5)      6.6
     Increase in other current liabilities             4.2        17.3      10.4
     Other items                                      (2.8)        3.5      (1.9)

     Net Cash Provided by Operating Activities        95.0        66.6     145.0

Cash Flows from Investing Activities:
   Additions to property, plant and equipment        (38.2)      (21.1)    (24.6)
   Business divestiture                               90.6          --        --
   Net Cash Provided by (Used) in
       Investing Activities                           52.4       (21.1)    (24.6)

Cash Flows from Financing Activities:
   Change in amount due from The Quaker Oats
       Company                                      (157.6)       (3.5)   (119.3)
   Cash dividends                                     (0.8)       (0.8)     (0.8)
   Reduction of long-term debt                        (0.1)       (0.1)     (0.3)
   Net Cash Used in Financing Activities            (158.5)       (4.4)   (120.4)

Net Change in Cash and Cash Equivalents            $ (11.1)      $41.1      $ --


        See accompanying notes to consolidated financial statements.

                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS




                                                     June 30
(Dollars in Millions)                           1995         1994

ASSETS
Current Assets:
  Cash and cash equivalents                    $ 30.0      $ 41.1
  Due from The Quaker Oats Company              560.3       402.7
  Trade accounts receivable-net of
      allowance of $4.8 and $4.6 as of
      June 30, 1995 and 1994, respectively      134.2       113.5

  Inventories:
    Finished goods                               42.2        70.9
    Materials and supplies                       15.2        16.8
      Total inventories                          57.4        87.7

  Other current assets                           30.0        20.3

    Total Current Assets                        811.9       665.3

Other Assets                                      4.7         6.6

  Property, plant and equipment                 194.6       203.4
  Less accumulated depreciation                  62.6        70.5
    Property - Net                              132.0       132.9
         Total Assets                          $948.6      $804.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                      $  53.4      $ 44.5
  Accrued payroll, pension and bonus             26.1        23.5
  Accrued advertising and merchandising          37.1        35.8
  Income taxes payable                           54.6        39.6
  Other current liabilities                      28.3        13.6
         Total Current Liabilities              199.5       157.0

Long-term Debt                                    0.6         0.7
Other Liabilities                                33.5        33.4
Deferred Income Taxes                              --         2.3

Redeemable Preference and
  Preferred Stock                                15.3        15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
      10,000,000 shares;
      issued 3,591,381 shares                     3.6         3.6
  Additional paid-in capital                     68.7        68.7
  Reinvested earnings                           648.3       544.7
  Treasury common stock, at cost,
      602,010 shares                            (20.9)      (20.9)
        Total Common Shareholders' Equity       699.7       596.1
          Total Liabilities and
              Shareholders' Equity             $948.6      $804.8

        See accompanying notes to consolidated financial statements.

                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include Stokely-Van Camp, Inc. and Subsidiaries (the "Company" or "Stokely"). All significant intercompany transactions have been eliminated. The Company is a subsidiary of The Quaker Oats Company ("Quaker").

Inventories

Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) cost method, and include the cost of raw materials, labor and overhead. If the LIFO method of valuing these inventories was not used, total inventories would have been $1.2 million and $8.8 million higher than reported as of June 30, 1995 and 1994, respectively.

Property and Depreciation

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment.

Software Costs

The Company defers significant software development project costs. Software costs of $0.2 million, $1.3 million and $1.3 million were deferred during fiscal 1995, 1994 and 1993, respectively. Amounts deferred are amortized over a three-year period beginning with a project's completion. Net deferred software costs as of June 30, 1995 were $2.8 million.

Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities.

Fiscal Year Change

In May 1995, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1996. A six-month fiscal transition period from July 1, 1995 through December 31, 1995 will precede the start of the new calendar-year cycle. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on a June 30 fiscal-year basis unless otherwise indicated.










                                   Page 9
NOTE 2

DIVESTITURE

On June 8, 1995, the Company completed the sale of VAN CAMP'S pork and beans business to Hunt-Wesson, Inc., a subsidiary of ConAgra, Inc. for $90.6 million and realized a gain of $44.9 million. Sales from the VAN CAMP'S business were $125.9 million, $143.8 million and $149.5 million in fiscal 1995, 1994 and 1993, respectively. Operating income from the VAN CAMP'S business was $6.4 million, $8.2 million and $10.9 million in fiscal 1995, 1994 and 1993, respectively. Operating income includes certain allocations of overhead expenses and excludes the gain on the sale in fiscal 1995 and the restructuring charge in fiscal 1994.

NOTE 3

RESTRUCTURING CHARGE

In fiscal 1994, the Company recorded a restructuring charge of $9.4 million for a manufacturing consolidation for VAN CAMP'S products and for workforce reductions. Net non-cash asset write-offs amounted to $5.4 million of the charge. Severance and termination benefits for the elimination of approximately 200 positions were $3.0 million in cash expenses and the remaining amount of $1.0 million in cash expenses was for other related costs. Cash outlays occurred predominately in fiscal 1995 and were funded through operating cash flows. All restructuring activities were completed by VAN CAMP'S sale date. Charges to the established reserve were consistent with management's original estimate. Savings realized during fiscal 1995 from fiscal 1994 restructuring activities have been in line with expectations.

NOTE 4

INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with FASB Statement #109, "Accounting for Income Taxes." FASB Statement #109 was adopted effective July 1, 1992 and the cumulative effect of adoption was to increase fiscal 1993 net income by $2.8 million.

Provisions for income taxes on income before the cumulative effect of accounting changes were as follows:

(Dollars in Millions)                      1995      1994      1993

Currently payable:
  Federal                                $58.1      $41.9     $32.9
  State                                   11.9        8.5       6.9
  Non-U.S.                                 0.2         --        --
Total currently payable                   70.2       50.4      39.8
Deferred - net:
  Federal                                 (7.6)      (0.7)     (0.5)
  State                                   (0.3)       0.5       0.4
  Non-U.S.                                (0.3)        --        --
Total deferred - net                      (8.2)      (0.2)     (0.1)
Provision for income taxes               $62.0      $50.2     $39.7

The components of the deferred income tax (benefit) were as follows:

(Dollars in Millions)                     1995       1994       1993

Accelerated tax depreciation            $ (1.8)     $ 0.8      $ 1.1
Postretirement benefits                    0.8       (0.7)      (0.9)
Accrued expenses                          (5.7)      (0.4)        --
Other                                     (1.5)       0.1       (0.3)
Deferred income tax (benefit)           $ (8.2)     $(0.2)     $(0.1)


Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:

(Dollars in Millions)             1995             1994           1993
                                     % of             % of            % of
                                    Pretax           Pretax          Pretax
                            Amount  Income    Amount Income  Amount  Income

Tax provision based on the
    Federal statutory rate   $58.8   35.0%     $42.2  35.0%   $33.9   34.0%
State and local income
    taxes-net of Federal
    income tax benefit         7.5    4.5        5.9   4.9      4.8    4.8
Other                         (4.3)  (2.6)       2.1   1.7      1.0    1.0

Provision for income taxes   $62.0   36.9%     $50.2  41.6%   $39.7   39.8%

The sources of pretax income before the cumulative effect of accounting changes were as follows:

(Dollars in Millions)                     1995      1994      1993

U.S. sources                            $177.7    $122.2    $95.5
Non-U.S. sources                          (9.8)     (1.6)     4.2
Income before income taxes and
    cumulative effect of
    accounting changes                  $167.9    $120.6    $99.7

The consolidated balance sheets included the following deferred tax assets and deferred tax liabilities:

                                     1995                   1994
                             Deferred    Deferred     Deferred   Deferred
(Dollars in Millions)          Tax         Tax          Tax        Tax
                              Assets    Liabilities    Assets   Liabilities

Depreciation and
    amortization             $  2.0       $14.0       $  2.5      $16.7
Postretirement benefits        11.6          --         12.4         --
Other benefit plans             3.5         3.0          1.5        2.7
Accrued expenses                9.1         0.2          3.0        0.2
Other                           1.1         0.7          0.2         --
  Total                      $ 27.3       $17.9       $ 19.6      $19.6

Total income tax provisions (benefits) were allocated as $62.0 million for continuing operations and $(1.0) million for the cumulative effect of accounting change in fiscal 1995 and as $50.2 million for continuing operations in fiscal 1994.

NOTE 5

RELATED PARTY TRANSACTIONS

Stokely, through its parent Quaker, conducts its operations as an integrated component of Quaker's U.S. and Canadian Grocery Products Division. Certain liabilities and expenses are commingled and are charged or allocated to Stokely from Quaker. With the exception of cost of sales and advertising and merchandising expenses, the majority of remaining operating, general and administrative expenses are allocated from Quaker to Stokely. Stokely reimburses Quaker and its affiliates for services provided for its benefit. Quaker's International Grocery Products Division is licensed to sell GATORADE thirst quencher in international markets. In exchange for these licensing rights, Quaker pays the Company a royalty. The following summarizes the significant related party transactions other than those described elsewhere in the financial statements:

Income Taxes

Stokely is included in the consolidated Federal income tax return of Quaker. Stokely provides for current and deferred taxes as if it filed a separate consolidated tax return except that if any items are subject to limitations in Stokely's tax calculations, such limitations are determined on the basis of the Quaker consolidated group.

Employees

Current salaried and hourly employees whose services benefit the Stokely business are employees of Quaker. Their compensation is paid by Quaker and charged to Stokely based on actual salary and fringe benefit costs of the assigned employees. These employees also participate in a number of Quaker insurance and employee benefit programs. Stokely participates in these programs through annual charges of each program's cost.

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

International Grocery Products Fee Agreements

Stokely has entered into a number of licensing agreements allowing the international affiliates of Quaker to manufacture and sell certain beverage products in return for payment of licensing fees. Fees received under these agreements amounted to $5.5 million, $3.6 million and $3.1 million in fiscal 1995, 1994 and 1993, respectively.

Investing and Borrowing Arrangement

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Funds collected from operations which are remitted to Quaker increase the amount due from Quaker; conversely, operating expenses paid by Quaker reduce the receivable from Quaker or may result in a payable to Quaker. This arrangement provides for an interest rate based on the yield of U.S. Treasury Bills, as determined by the weekly U.S. Government auction. In addition, the Company had 100 percent participation in certain loans owed to Quaker by Quaker subsidiaries. These loans were repaid to Quaker in the fourth quarter of fiscal 1995. However, the funds received were not remitted to the Company and are included in the amount due from Quaker. The Company may, at any time, demand repayment of all or any part of the amount due from Quaker. There were no bank lines of credit as of June 30, 1995 or 1994.

NOTE 6

LONG-TERM DEBT

(Dollars in Millions)                       1995           1994

Industrial Revenue Bonds, 4.5%
    due through October 1, 1999             $0.7           $0.8
Less Current Maturities                      0.1            0.1
Long-term Debt                              $0.6           $0.7

Aggregate required payments of maturities on long-term debt for the next five fiscal years are $0.1 million in 1996 and 1997, $0.2 million in 1998 and 1999, and $0.1 million in 2000.

NOTE 7

CAPITAL STOCK

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker and the balances of common stock ($3.6 million; 3,591,381 shares issued), additional paid-in capital ($68.7 million) and treasury common stock ($20.9 million; 602,010 shares) have remained unchanged.

The Company has three series of preferred stock: Voting 5% Cumulative Convertible Second Preferred Stock; non-voting 5% Cumulative Prior Preference Stock; and Serial Preferred Stock. The Voting 5% Cumulative Convertible Second Preferred Stock is convertible at the holder's option, on a share for share basis, into the non-voting 5% Cumulative Prior Preference Stock. As of June 30, 1995, authorized shares were 500,000 and issued and outstanding shares were 10,860 for the 5% Cumulative Convertible Second Preferred Stock. As of June 30, 1995, 1,500,000 shares were authorized, 753,496 shares were issued, 753,163 shares were outstanding and 10,860 shares were reserved for conversion for the 5% Cumulative Prior Preference Stock. Both issues are redeemable at the Company's option for $21 per share. No Serial Preferred Stock has been issued, although 500,000 shares are authorized. The following chart summarizes the changes in the outstanding preference and preferred stock balances.


                              5% Cumulative       5% Cumulative
                            Prior Preference    Convertible Second
                                  Stock          Preferred Stock
                              $20 Par Value       $20 Par Value

Balance as of June 30, 1992       752,340              11,683
Shares Converted                      360                (360)
Balance as of June 30, 1993       752,700              11,323
Shares Converted                      250                (250)
Balance as of June 30, 1994       752,950              11,073
Shares Converted                      213                (213)
Balance as of June 30, 1995       753,163              10,860

NOTE 8

PENSION PLANS

Salaried employees assigned to the Stokely business are employees of Quaker and are covered by a Quaker plan (see Note 5). The Company has maintained a pension plan for all hourly employees which, effective December 31, 1994, was merged with the Quaker Retirement Plan. Plan benefits are based on years of service. Company policy is to make contributions to the Plan within the maximum amount deductible for Federal income tax purposes. Consistent with arrangements described in Note 5, effective January 1, 1995, pension costs related to hourly employees are charged to Stokely based on actual pension costs incurred by Quaker.

The components of net pension (income) under the Stokely Plan for hourly employees are detailed below:

(Dollars in Millions)                         1995      1994      1993

Service cost (benefits earned
    during the year)                         $ 0.2     $ 0.4     $ 0.3
Interest cost on projected
    benefit obligation                         0.7       1.4       1.4
Actual return on plan assets                  (1.4)     (2.0)     (2.5)
Net amortization and deferral                 (0.2)     (0.9)     (0.4)
Net pension (income)                         $(0.7)    $(1.1)    $(1.2)

Reconciliations of the funded status of the Company's defined benefit plans to the prepaid pension costs were as follows (with the merger of the Company's plan into the Quaker Retirement Plan, effective December 31, 1995, no reconciliation of the funded status as of June 30, 1995 is available):

(Dollars in Millions)                          1994

Vested benefits                               $18.3
Non-vested benefits                             0.5

Accumulated and projected
    benefit obligation(a)                      18.8
Plan assets at market value                    33.6

Projected benefit obligation less
    than plan assets                           14.8
Unrecognized net (gain)                        (3.9)
Unrecognized prior service cost                 1.2
Unrecognized net (asset) at
    transition                                 (5.1)

Prepaid pension costs                         $ 7.0

Assumptions:
    Discount rate:                             8.00%
    Rate of future compensation increases:(a)    --
    Long-term rate of return on plan assets:   8.50%


(a) Effect of future compensation increases is not applicable as the Plan benefits are based on years of service.

NOTE 9

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
AND OTHER POSTEMPLOYMENT BENEFITS

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

The components of postretirement benefit costs were as follows:

(Dollars in Millions)                             1995        1994        1993

Service cost (benefits earned during the year)    $1.4        $1.5        $1.0
Interest cost on projected benefit obligation      3.8         4.0         3.0
Total postretirement benefit costs                $5.2        $5.5        $4.0

The Company's unfunded accumulated postretirement benefit obligations were as follows:

(Dollars in Millions)                             1995        1994

Current retirees                                 $11.3       $11.2
Current active employees - fully eligible          2.5         2.7
Current active employees - not fully eligible     18.1        24.7
Accumulated postretirement benefit obligation     31.9        38.6
Unrecognized net gain (loss)                       1.6        (2.8)
Unrecognized prior service cost                   (0.4)       (0.5)
Accrued postretirement benefit costs             $33.1       $35.3

Assumptions:
   Weighted average discount rate:    8.25%
   Health care trend rates:           1996       2006 and Beyond
      Pre-age 65:                     9.6%            4.0%
      Age 65 and over:                9.8%            5.0%

If the health care trend rates were increased one percentage point, the current-year postretirement benefit costs would have been $0.5 million higher and the accumulated benefit obligation as of June 30, 1995 would have been $4.0 million higher.

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption is a $1.5 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement will not have a material effect on operating results or cash flows in future years.

NOTE 10

SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in Millions)
                                      1995      1994      1993

Interest Paid                         $ 0.1     $ 0.1     $ 0.1
Income Taxes Paid                     $37.9     $38.5     $31.2

NOTE 11

LEASES AND OTHER COMMITMENTS

Certain operating properties are rented under non-cancelable operating leases. Total rental expense under operating leases was $5.3 million, $5.0 million and $5.4 million in fiscal 1995, 1994 and 1993, respectively. Future minimum annual rentals on non-cancelable operating leases, primarily for sales and administrative offices and distribution centers, is as follows:


(Dollars in      1996   1997   1998   1999   2000   Later  Total
Millions)

Total Payments   $4.4   $4.1   $3.8   $3.6   $3.4   $13.5  $32.8

The Company enters into executory contracts to promote various products. As of June 30, 1995, future commitments under these contracts amounted to approximately $53.6 million.

NOTE 12

SELECTED QUARTERLY FINANCIAL DATA
(Dollars in Millions)

                               Quarterly Financial Data (Unaudited)
                     First Quarter     Second Quarter    Third Quarter      Fourth Quarter
                      1995   1994       1995     1994     1995   1994      1995(a)   1994(b)
Net Sales            $350.8  $347.4    $119.9   $118.9    $218.5  $191.3   $424.0    $419.4
Cost of Goods Sold    178.0   173.8      75.7     68.7     118.9   105.3    213.8     205.6
Gross Profit         $172.8  $173.6    $ 44.2   $ 50.2    $ 99.6  $ 86.0   $210.2    $213.8

Income (Loss) Before
    Cumulative Effect
    of Accounting
    Changes          $ 23.2  $ 37.5    $(13.9)  $ (6.7)   $ 13.4  $  8.2   $ 83.2    $ 31.4

Net Income (Loss)    $ 21.7  $ 37.5    $(13.9)  $ (6.7)   $ 13.4  $  8.2   $ 83.2    $ 31.4

(a)  Includes a $44.9 million pretax gain for the sale of VAN CAMP'S pork
     and beans business.  Also includes a   $1.9 million after-tax credit
     for favorable LIFO price variances.

(b) Includes a $9.4 million pretax restructuring charge ($5.6 million after-tax) for a manufacturing consolidation and for workforce reductions.

NOTE 13

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

The Company primarily hedges purchases of corn sweetener. Approximately one percent of cost of goods sold is in commodities that may be hedged. The Company's strategy is to typically hedge some of the production requirements for the following twelve-month period. As of June 30, 1995, approximately 38 percent of fiscal 1996 production requirements were hedged. The carrying values of these commodity instruments approximates the fair values. Realized gains and losses charged to cost of goods sold in fiscal 1995 and 1994 were not material.

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
  Stokely-Van Camp, Inc.:



We have audited the accompanying consolidated balance sheets of Stokely-Van Camp, Inc. (an Indiana corporation and subsidiary of The Quaker Oats Company) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income and reinvested earnings and cash flows for each of the three fiscal years in the period ended June 30, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stokely-Van Camp, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As indicated in Note 4 and Note 9, effective July 1, 1992, the Company changed their accounting for income taxes and for postretirement benefits other than pensions. As indicated in Note 9, effective July 1, 1994, the Company changed their accounting for postemployment benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule X is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP


Chicago, Illinois,
August 1, 1995








                                   Page 17
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors and executive officers of Stokely-Van Camp, Inc. as of September 1, 1995.

     Name                  Principal Occupation                    Age

James F. Doyle             Executive Vice President - Worldwide    43
                           Beverages;
                           Chief Executive Officer and
                           President of Stokely.

R. Thomas Howell, Jr.      Vice President - General                53
                           Corporate Counsel and Corporate
                           Secretary of Quaker; Director, Vice
                           President and Secretary of Stokely.

Janet K. Cooper            Vice President and Treasurer of         42
                           Quaker and Stokely and Director
                           of Stokely.

Thomas L. Gettings         Vice President and Corporate            38
                           Controller of Quaker and Stokely.


Mr. Doyle and Mr. Howell have served in their capacities since November, 1994. Ms. Cooper and Mr. Gettings have served in their capacities since July, 1992. All of the above-named directors and officers have been employed by Quaker in an executive capacity for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

The following table details annual and long-term compensation paid during the Company's three most recent fiscal years to the Company's Chief Executive Officer and President. No other executive officer of the Company was paid in excess of $100,000 in salary and bonus relative to their services for the Company.

                         SUMMARY COMPENSATION TABLE
                                                                   Long-term
                           Annual Compensation                    Compensation
                                                  Other       Restricted                All
                                                  Annual        Stock                  Other
                  Fiscal    Salary     Bonus   Compensation     Awards    Options   Compensat
Name               Year       ($)     ($)(1)       ($)          ($)(2)     (#)(3)     ($)(4)
James F. Doyle -  1995     $332,760  $217,600      --           $42,449    48,000    $70,759
Chief Executive   1994     $299,208  $254,800      --           $25,247    48,000    $55,753
Officer and       1993     $270,790  $221,100      --           $19,416    60,000    $54,938
President of
Stokely

(1)Amounts for fiscal 1995, 1994 and 1993 include the cash awards that have been paid under the Management Incentive Bonus Plan ("MIB") based on the Company's financial performance for fiscal 1995, 1994 and 1993, respectively. Amounts for fiscal 1993 also include the portion of the MIB award for fiscal 1992 which was

                                   Page 18

   withheld from the fiscal 1992 MIB award pool and put at risk, subject to achievement of certain financial objectives during the first half of fiscal 1993. The financial objectives were achieved in fiscal 1993, and paid in fiscal 1993 along with the 1993 MIB award as follows for Mr.
   Doyle:  $31,900 and $189,200.

(2)Restricted stock award values reflect the fair market value of Quaker's common stock on the date of each grant. The values reflect Quaker matching awards of restricted stock under a broad-based long-term incentive program, the Incentive Investment Program. Dividends on restricted shares were and continue to be paid on an on-going basis at the same rate as paid to all shareholders. The aggregate number and value of restricted shares for Mr. Doyle, valued as of the last day of the Company's fiscal year (June 30, 1995) are as follows:

                          Number of
                           Shares          Value

                            2,625         $85,969


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

(3) All stock option awards in fiscal 1995 and 1994 were granted with an exercise price that is equal to the fair market value of the Quaker common stock on the date of the grant. Fifty percent of the stock option awards in fiscal 1993 were granted with an exercise price that is equal to the fair market value of Quaker's common stock on the date of the grant. The remaining 50% were granted with an exercise price that is 125% of the fair market value of Quaker's common stock on the date of the grant.

(4) Amounts shown are the total value of the stock allocations under The Quaker Employee Stock Ownership Plan ("ESOP"), and cash awards based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocation made directly under the ESOP.





















                                   Page 19


The following table contains information covering the grant of stock options to the Company's Chief Executive Officer and President during fiscal 1995 under The Quaker Long Term Incentive Plan of 1990. The exercise price for options granted is equal to the fair market value of Quaker's common stock on the date of the grant.

                        OPTION GRANTS IN LAST FISCAL YEAR



            Individual Grants (1)



                 Number of       % of Total                                Potential Realizable Value
                Securities    Options Granted                               Assumed Annual Rates of
                Underlying      to Employees                               Stock Price Appreciation
                  Options        in Fiscal       Exercise      Expiration     for Option Term (2)
Name            Granted (#)         Year       Price ($/Sh)       Date          5%           10%
James F. Doyle    48,000            1.6%          $40.35        9/13/04    $1,217,892    $3,086,378

(1) All options were granted on September 14, 1994. One-third of the options granted will vest on each of the three anniversaries following the date of grant. The options would be cancelled and a lump-sum cash payment would be paid for realizable value upon the occurrence of a change in control. (See definition under "Pension Plans".)

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


The following table contains information covering the exercise of options by the Chief Executive Officer and President during fiscal 1995 and unexercised options held as of the end of fiscal 1995.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                 Number of Securities
                                                      Underlying                   Value of Unexercised,
                                                 Unexercised Options               In-the-Money Options
                                                   at Fiscal Year                   at Fiscal Year End
                   Shares         Value                End(#)                              ($)(2)
                 Acquired On    Realized
Name             Exercise (#)     ($)(1)     Exercisable   Unexercisable         Exercisable    Unexercisable
James F. Doyle        0             $0         159,332        100,560            $671,397         $9,894

(1) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the date of exercise.

(2) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the last day of fiscal 1995 (June 30, 1995).



                                     Page 20
Pension Plans

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

The estimated annual retirement benefits that Mr. Doyle would receive under the Retirement Plan, The Quaker 415 Excess Benefit Plan, and The Quaker Eligible Earnings Adjustment Plan, if he retired at age 65, is $240,591. The amount assumes that he will continue to work for Quaker until his normal retirement date and that his earnings will remain the same as in calendar year 1994 and that he will elect a straight-lifetime benefit without survivor benefits. (Payment options such as a 50% joint and survivor annuity or other annuities are available.)

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

(iii)  A plan of complete liquidation of Quaker; or

(iv) A merger, consolidation or sale of all or substantially all of Quaker's assets unless thereafter (a) directors of Quaker immediately prior thereto continue to constitute at least 50% of the directors of the surviving entity or purchaser; or (b) Quaker's securities continue to represent, or are converted to securities which represent, more than 70% of the combined voting power of the surviving entity or purchaser.

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

The following table presents information with respect to all persons known to Stokely to own more than 5% of any other class of Stokely's voting securities as of September 20, 1995. Each beneficial owner has, to the knowledge of Stokely, sole voting power and sole investment power with respect to the shares listed opposite such owner's name.


                                                   Amount and    Percent
                       Name and Address            Nature of     of
Title of Class         of Beneficial Owner         Ownership     Class

Second Preferred       The William B. Stokely, Jr.  2,012         18.5
Stock (1)              Foundation
                       620 Campbell Station Road
                       Station West, Suite 4
                       Knoxville, TN 37922

                       Marjorie M. Cochran         1,125          10.3
                       Wesley Woods Towers #808
                       1825 Clifton Rd NE
                       Atlanta, GA 30329-4047

                       Esther M. Minter            1,125          10.3
                       230 East College Street
                       Griffin, GA 30223-4348

                       Cooper N. Mills               926           8.5
                       666 Brook Circle
                       Griffin, GA 30223-4413

(1)Holders of common stock and Second Preferred Stock vote collectively and not as a separate class. As of June 30, 1995, the outstanding shares of Second Preferred Stock comprise less than 1% of the aggregate number of outstanding shares of common stock and Second Preferred Stock.

The table below sets forth information with respect to beneficial ownership of common stock of Quaker by the directors and named executive officers of Stokely as of September 1, 1995, and by the directors and by the named executive officers, and executive officers as a group. Shares subject to acquisition within 60 days through the exercise of stock options are included in the first column and are shown separately in the second column. No director or officer and named executive officers owns any equity securities of Stokely.


                                Amount         Shares Subject
                            of Beneficial      to Acquisition
                             Ownership(a)         Within 60
                                                   Days(a)

James F. Doyle              234,517(c)(d)          211,412

R. Thomas Howell, Jr.       216,306(b)(c)(d)(e)    149,628

Janet K. Cooper              51,988(c)(d)(f)        44,892

All Directors and Officers
    as a group              542,056(b)(c)(d)       438,234


(a) Unless otherwise indicated, each named individual and each person in the group has sole voting power and sole investment power with respect to shares shown. These shares represent less than 1 percent for every person, and less than 1 percent for all directors and officers as a group, of the total shares outstanding, including shares subject to acquisition within 60 days following September 1, 1995.

(b) The figures shown for these directors and executive officers include an aggregate of 2,433 shares representing their proportionate interests in the Quaker Stock Fund of The Quaker Investment Plan. The directors each hold the following number of shares under this plan: Mr. Doyle, 0; Mr. Howell, 1,444; and Ms. Cooper, 0.

(c) The figures shown for these directors and executive officers include an aggregate of 20,759 shares (which includes 3,604 shares on the basis of the conversion of 1,669 shares of Series B ESOP Convertible Preferred at the conversion rate of 2.16) allocated to them in The Quaker Employee Stock Ownership Plan. The directors each hold the following number of shares under this plan: Mr. Doyle, 6,181; Mr. Howell, 6,698; and Ms. Cooper, 4,605.

(d) The figures shown for these directors and executive officers include an aggregate of 5,430 shares granted to them under The Quaker Long Term Incentive Plan of 1990 for which the restricted period has not lapsed. The directors each hold the following number of shares under this plan: Mr. Doyle, 2,625; Mr. Howell, 1,422; and Ms. Cooper, 464.

(e)  Of these shares, 1,541 are held by Mr. Howell's children.

(f) Of these shares, 100 are held by Ms. Cooper's husband and 2 are held by Ms. Cooper's daughter.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of related transactions with Quaker, reference should be made to Part II, Items 7 and 8 (Notes 1, 5 and 8).

                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993




(Dollars in Millions)



ITEM                                 1995      1994      1993

Depreciation                       $ 15.7    $ 12.9    $ 12.4

Advertising & Merchandising        $294.8    $274.6    $235.2

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






                                      STOKELY-VAN CAMP, INC.
                                         (Registrant)


                                      By: /s/ James F. Doyle
                                         James F. Doyle
                                          Chief Executive Officer
                                          and President

Date:  September 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of September, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.


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



/s/ R. Thomas Howell, Jr.                         Vice President,
R. Thomas Howell, Jr.                             Secretary and Director



/s/ Thomas L. Gettings                            Vice President and
Corporate
Thomas L. Gettings                                Controller

                                EXHIBIT INDEX


                                                            Paper (P),
                                                            Electronic (E)
                                                            or Incorporated by
EXHIBIT NO.         DESCRIPTION                             Reference (IBRF)

3 (a)               Restated Articles of Incorporation of Stokely-Van   E
                    Camp, Inc. (as of February 14, 1994)

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

21                  Subsidiaries of the Registrant.                     E

23                  (b)       Reports on Form 8-K

                    (b)(1)    8-K filed June 23, 1995                   IBRF

                    (b)(2)    8-K filed June 27, 1995                   IBRF