Form 10-Q
period 1995-09-30
STOKELY VAN CAMP INC
filed 1995-11-14
CIK 94567

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


         For the quarterly period ended September 30, 1995


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


                          YES   XX       NO ___


   Registrant had 2,989,371 shares of Common Stock outstanding on October 31, 1995, all of which were held by The Quaker Oats Company.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                        INDEX TO FORM 10-Q




                                                             Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Three Months
         Ended September 30, 1995 and 1994                    3

     Condensed Consolidated Balance Sheets as of
         September 30, 1995 and June 30, 1995                 4

     Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended
         September 30, 1995 and 1994                          5

     Notes to the Condensed Consolidated Financial
         Statements                                           6

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations       7-8

PART II - OTHER INFORMATION

     Item 5 - Other Information                               9

SIGNATURES                                                   10

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS
                            (UNAUDITED)



                                             Dollars in Millions

                                                Three Months
                                                    Ended
                                                 September 30
                                                1995       1994

Net sales                                      $373.3     $350.8
Cost of goods sold                              171.8      178.0
Gross profit                                    201.5      172.8

Selling, general and administrative
  expenses                                      111.4      138.5

Interest (income)                                (8.4)      (6.4)
Interest expense                                    -        1.9

Income before income taxes and cumulative
  effect of accounting change                    98.5       38.8
Provision for income taxes                       38.9       15.6

Income before cumulative effect of
  accounting change                              59.6       23.2
Cumulative effect of accounting change -
  net of tax                                        -        1.5

Net income                                       59.6       21.7

Dividends on preference and preferred stock      (0.2)      (0.2)
Reinvested Earnings - Beginning Balance         648.3      544.7
Reinvested Earnings - Ending Balance           $707.7     $566.2


  See accompanying notes to the condensed consolidated financial statements.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Dollars in Millions                           September 30       June 30
                                                  1995            1995
ASSETS
Current Assets:
  Cash and cash equivalents                    $   24.8         $   30.0
  Due from The Quaker Oats Company                661.3            560.3
  Trade accounts receivable - net of allowances    69.6            134.2
  Inventories:
    Finished goods                                 32.7             42.2
    Materials and supplies                          9.4             15.2
      Total inventories                            42.1             57.4

  Other current assets                             31.4             30.0
      Total Current Assets                        829.2            811.9

Other Assets                                        4.2              4.7

Property, plant and equipment                     200.0            194.6
Less accumulated depreciation                      65.7             62.6
    Property - Net                                134.3            132.0
         Total Assets                          $  967.7         $  948.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                       $   30.6         $   53.4
  Accrued payroll, pension and bonus               20.7             26.1
  Accrued advertising and merchandising            28.4             37.1
  Income taxes payable                             59.8             54.6
  Other current liabilities                        19.8             28.3
         Total Current Liabilities                159.3            199.5

Long-term Debt                                      0.5              0.6
Other Liabilities                                  33.5             33.5

Redeemable Preference and
  Preferred Stock                                  15.3             15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
  10,000,000 shares; issued 3,591,381 shares        3.6              3.6
  Additional paid-in capital                       68.7             68.7
  Reinvested earnings                             707.7            648.3
    Treasury common stock, at cost,
    602,010 shares                                (20.9)           (20.9)
  Total Common Shareholders' Equity               759.1            699.7
           Total Liabilities and
             Shareholders' Equity              $  967.7         $  948.6

  See accompanying notes to the condensed consolidated financial statements.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                                  Dollars in Millions

                                                   Three Months Ended
                                                      September 30
                                                    1995        1994

Cash Flows from Operating Activities:
  Net income                                     $ 59.6        $ 21.7
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Cumulative effect of accounting change         -           1.5
       Depreciation and amortization                4.0           4.2
          Deferred income taxes                       -          (0.1)
          Decrease in trade accounts receivable    64.6          51.7
          Decrease in inventories                  15.3          12.7
          Increase in other current assets         (1.4)         (1.1)
          Decrease in trade accounts payable      (22.8)        (17.8)
          Increase in income taxes payable          5.2          13.8
          (Decrease) increase in other
            current liabilities                   (22.6)          1.8
          Other items                              (0.3)         (2.2)

          Net Cash Provided by Operating
            Activities                            101.6          86.2


Cash Flows from Investing Activities:
    Additions to property, plant and equipment     (5.5)         (8.7)

          Net Cash Used in Investing Activities    (5.5)         (8.7)


Cash Flows from Financing Activities:
    Change in amount due from The Quaker Oats
      Company                                    (101.0)        (43.7)
    Cash dividends                                 (0.2)         (0.2)
    Reduction of long-term debt                    (0.1)            -
          Net Cash Used in Financing Activities  (101.3)        (43.9)

Net (decrease) increase in Cash and Cash
  Equivalents                                      (5.2)         33.6
Cash and Cash Equivalents - Beginning of Year      30.0          41.1
Cash and Cash Equivalents - End of Quarter       $ 24.8        $ 74.7


  See accompanying notes to the condensed consolidated financial statements.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                        SEPTEMBER 30, 1995

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the three months ended September 30, 1995 and 1994, the condensed consolidated balance sheet as of September 30 1995, and the condensed consolidated statements of cash flows for the three months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1995 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1995.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of September 30, 1995, authorized shares were 500,000 and issued and outstanding shares were 10,860. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of September 30, 1995, authorized shares were 1,500,000, issued shares were 753,496 and outstanding shares were 753,163.

Both issues are redeemable at the Company's option for $21 per share.

Note 3 - Accounting Change

Effective July 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $2.5 million pretax charge, or $1.5 million after-tax, in the first quarter of fiscal 1995. The adoption of this statement did not have a material effect on operating results or cash flows in fiscal 1995 nor is it expected to have a material effect in future years.

Note 4 - Fiscal-Year Change

On May 10, 1995, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective the calendar year beginning January 1, 1996. The Company is currently in a six-month fiscal transition period that precedes the start of the new calendar-year cycle. The Company will file a Form 10-K no later than March 30, 1996 covering the six-month transition period from July 1, 1995 through December 31, 1995.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1995
Compared With Three Months Ended September 30, 1994

On  June  8, 1995, the Company sold its Van Camp's pork  and  beans
business.    Consequently,  Stokely's  products  consist  only   of
Gatorade thirst quencher.

Consolidated net sales for the first quarter of the six-month transition period ending December 31, 1995 were $373.3 million, up
six  percent  from  the first quarter of fiscal 1995.   Volume  was
relatively flat. Volume increased 17 percent in Gatorade thirst quencher in the United States. However, this increase was offset substantially by the absence of sales and volume from the divested Van Camp's business and declines in export sales to Mexico. If the Van Camp's business results were excluded, sales would have
increased  16  percent and volume eight percent.   Gatorade  thirst
quencher maintains approximately 80 percent market share of the sports beverage category despite the fact that two major soft drink
competitors   have  broadened  their  distribution  of  competitive
beverage  products  throughout the  United  States.   The  Gatorade
thirst quencher volume increase was a result of increased consumer demand due to new packaging and flavor innovations and warmer weather as compared to the prior year's July-to-September period. The change in sales relative to volume was also affected by product mix. Price increases did not have a significant impact on sales.

Gross profit margin was 54.0 percent compared to 49.3 percent in the prior year. The increase is due to product mix changes resulting from the divestiture of the Van Camp's business. Selling, general and administrative (SG&A) expenses decreased 20 percent to $111.4 million. This is primarily due to a decrease of 15 percent in advertising and merchandising (A&M) expenses and the absence of expenses associated with the Van Camp's business. A&M expenses were 23.5 percent of sales compared to 29.4 percent of sales in the prior year. The reduction in the ratio of A&M expenses to sales is due to the increased efficiency in spending for Gatorade thirst quencher.

Interest income of $8.4 million increased $2.0 million from the prior year due to higher average amounts due from Quaker as well as higher interest rates.

Liquidity and Capital Resources

Net cash provided by operating activities of $101.6 million and $86.2 million for the three months ended September 30, 1995 and 1994, respectively, were well in excess of the Company's dividends and capital expenditures. The increase in net cash provided by operating activities resulted mainly from increased net income and working capital changes. Capital expenditures for the three months ended September 30, 1995 and 1994 were $5.5 million and $8.7 million, respectively, with no material individual commitments outstanding.

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Certain subsidiaries of the Company currently maintain cash balances. The amount due from Quaker increased $101.0 million primarily reflecting changes in accounts receivable.

Accounting and Fiscal-Year Change

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employer's Accounting for Postemployment Benefits." The cumulative effect of adoption was a $1.5 million after-tax charge in the first quarter of fiscal 1995. The adoption of this statement did not have a material effect on operating results or cash flows in fiscal 1995 nor is it expected to have a material effect in future years.

To capture the results of a full beverage season in a single fiscal-year period, the Company is changing its fiscal year to align with
the  calendar  year,  beginning January 1, 1996.   The  Company  is
currently in a six-month transition period that precedes the start of the new calendar-year cycle.

                    PART II - OTHER INFORMATION



Item 5    Other Information

     Note 4 in Part I is incorporated by reference herein.


      All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1995, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date:  November 14, 1995      s/ Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller