Form 10-Q
period 1996-03-31
STOKELY VAN CAMP INC
filed 1996-05-15
CIK 94567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1996


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


                          YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on April 30, 1996, all of which were held by The Quaker Oats Company.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q




                                                               Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Three Months
         Ended March 31, 1996 and 1995                           3

     Condensed Consolidated Balance Sheets as of
         March 31, 1996 and December 31, 1995                    4

     Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1996 and 1995                                 5

     Notes to the Condensed Consolidated Financial
         Statements                                              6-7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8-9

PART II - OTHER INFORMATION                                      10

SIGNATURES                                                       11

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)





                                                     Three Months Ended
Dollars in Millions                                       March 31,
                                                     1996          1995

Net sales                                          $187.1        $218.5
Cost of goods sold                                   99.7         118.9
Gross profit                                         87.4          99.6

Selling, general and administrative expenses         71.1          85.6
Interest income - net                                (9.0)         (6.1)

Income before income taxes                           25.3          20.1
Provision for income taxes                            9.9           6.7


Net income                                           15.4          13.4

Dividends on preference and preferred stock          (0.2)         (0.2)
Reinvested Earnings - Beginning Balance             687.7         552.1
Reinvested Earnings - Ending Balance               $702.9        $565.3






  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     March 31,      December 31,
Dollars in Millions                                    1996             1995

ASSETS
Current Assets:
  Cash and cash equivalents                         $  15.1          $   8.4
  Due from The Quaker Oats Company                    598.9            644.8
  Trade accounts receivable - net of allowances        66.8             26.5
  Inventories:
    Finished goods                                     43.3             16.1
    Materials and supplies                             11.7              8.2
      Total inventories                                55.0             24.3
  Other current assets                                 32.7             27.2
      Total Current Assets                            768.5            731.2

Other Assets                                            4.6              4.6

Property, plant and equipment                         219.9            210.5
Less accumulated depreciation                          72.5             68.8
    Property - Net                                    147.4            141.7
         Total Assets                               $ 920.5          $ 877.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                            $  24.0          $   8.7
  Accrued payroll, benefits and bonus                  12.5             13.7
  Accrued advertising and merchandising                18.1             15.9
  Income taxes payable                                 22.8             19.7
  Other current liabilities                            29.8             22.7
         Total Current Liabilities                    107.2             80.7

Long-term Debt                                          0.4              0.5
Other Liabilities                                      42.8             41.4
Deferred Income Taxes                                   0.5              0.5

Redeemable Preference and
   Preferred Stock                                     15.3             15.3

Common Shareholders' Equity:
   Common  stock, $1 par value, authorized
     10,000,000 shares; issued 3,591,381 shares         3.6              3.6
   Additional paid-in capital                          68.7             68.7
   Reinvested earnings                                702.9            687.7
   Treasury common stock, at cost, 602,010 shares     (20.9)           (20.9)
     Total Common Shareholders' Equity                754.3            739.1
       Total Liabilities and Shareholders' Equity   $ 920.5          $ 877.5


  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                             Three Months Ended
Dollars in Millions                                                March 31,
                                                             1996          1995

Cash Flows from Operating Activities:
  Net income                                               $ 15.4          13.4
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           4.0           5.4
      Deferred income taxes                                    --           0.6
      Loss on disposition of property and equipment           0.1           0.3
      Increase in trade accounts receivable                 (40.3)        (56.0)
      Increase in inventories                               (30.7)        (17.6)
      Increase in other current assets                       (5.5)         (1.6)
      Increase in trade accounts payable                     15.3          34.7
      Increase (decrease) in income taxes payable             3.1          (1.7)
      Increase in other current liabilities                   8.1           0.3
      Other items                                             4.9          (1.7)

      Net Cash Used in Operating Activities                 (25.6)        (23.9)


Cash Flows from Investing Activities:
  Additions to property, plant and equipment                (13.3)        (21.4)

      Net Cash Used in Investing Activities                 (13.3)        (21.4)


Cash Flows from Financing Activities:
  Change in amount Due from The Quaker Oats Company          45.9          49.6
  Cash dividends                                             (0.2)         (0.2)
  Reduction of long-term debt                                (0.1)         (0.1)
      Net Cash Provided by Financing Activities              45.6          49.3

Net Increase in Cash and Cash Equivalents                     6.7           4.0
Cash and Cash Equivalents - Beginning of Year                 8.4          12.7
Cash and Cash Equivalents - End of Quarter                 $ 15.1        $ 16.7




  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1996 and 1995, the condensed consolidated balance sheet as of March 31, 1996, and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the six month transition period ended December 31, 1995.

Certain previously reported amounts have been reclassified to conform to current presentation.

Note 2 - Fiscal Year Change

To capture the results of a full beverage season in a single fiscal-year period, the Company changed its fiscal year to align with the calendar year, beginning January 1, 1996. A six month transition period of July 1, 1995 through December 31, 1995 ("transition period") preceded the start of this new fiscal year. These financial statements reflect the first quarter results of the new fiscal year.

Note 3 - Redeemable Preference and Preferred Stock

5 % Cumulative Convertible Second Preferred Stock

As of March 31, 1996, authorized shares were 500,000 and issued and outstanding shares were 10,800. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of March 31, 1996, authorized shares were 1,500,000, issued shares were 753,556 and outstanding shares were 753,223.

Both issues are redeemable at the Company's option for $21 per share.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996

Note 4 - Pending Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this Statement no later than December 31, 1996. This Statement encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model. If expense is not recognized for stock options, pro forma footnote disclosure is required of what net income would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be required. The Company will implement the provisions of this Statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements. The disclosure impact of this new Statement has not been completely evaluated.

Note 5 - Divestiture

On June 8, 1995, the Company completed the divestiture of the Van Camp's pork and beans business to Hunt-Wesson Inc., a subsidiary of ConAgra Inc., for $90.6 million and realized a gain of $44.9 million. Sales and operating income from the Van Camp's business for the three months ended March 31, 1995 were $28.4 million and $2.8 million, respectively. Operating income includes certain allocations of overhead expenses.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared With
Three Months Ended March 31, 1995

Operating Results

The comparisons of the results for the three months ended March 31, 1996 to those of the three months ended March 31, 1995 are affected by the divestiture of the Van Camp's business on June 8, 1995. See Note 5 for further discussion about the divestiture. Because of the divestiture, comparative three-month financial results are more difficult to analyze. To aid in the analysis, this discussion will compare financial results as reported, then break out the impact of the divested business, where applicable, and compare the ongoing Gatorade thirst quencher's business results.

Consolidated net sales for the three months ended March 31, 1996 were $187.1 million, down 14 percent from the three months ended March 31, 1995. Excluding the Van Camp's business from last year's results, net sales were down 2 percent. This decrease is primarily due to lower export sales as compared to last year, offset partly by higher Gatorade thirst quencher's sales in the United States. Excluding the impact of price increases, Gatorade thirst quencher's sales in the United States decreased 1 percent. Gatorade thirst quencher's volume in the United States also decreased 1 percent.

Gross profit margin increased to 46.7 percent of sales from 45.6 percent last year primarily due to product mix changes resulting from the divestiture of the Van Camp's business. Excluding Van Camp's business from last year's results, gross profit margin was 46.4 percent. The increase in gross profit margin for the ongoing business was due primarily to the impact of price increases. Selling, general and administrative (SG&A) expenses decreased 17 percent to $71.1 million partly due to the absence of expenses associated with the divested Van Camp's business. Excluding Van Camp's results, SG&A expenses decreased 8 percent. This was primarily due to decreases in advertising and merchandising (A&M). A&M expenses were 22.4 percent of sales for the three months ended March 31, 1996. Excluding Van Camp's business from last year's results, A&M expenses were 26.7 percent of sales. A&M expenses were lower as a percentage of sales due to a shift in the timing of A&M programs, which will most likely result in a higher rate of spending in the upcoming April to September period.


Interest and Income Taxes

Net interest income of $9.0 million increased $2.9 million from last year stemming from higher average amounts Due from The Quaker Oats Company.

The effective tax rate for the three months ended March 31, 1996 was 39.1 percent versus 33.3 percent last year. The lower rate for the three months ended March 31, 1995 is attributed to a more favorable tax impact from the tax treatment of operations in Puerto Rico.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash used in operating activities was $25.6 million and $23.9 million for the three months ended March 31, 1996 and 1995, respectively. Capital expenditures for the three months ended March 31, 1996 and 1995 were $13.3 million and $21.4 million, respectively. Capital expenditures are expected to increase. Quaker is currently building a plant near Atlanta, Georgia to replace the Newport, Tennessee plant which was sold with the Van Camp's business. The project's cost will be approximately $55 million, a significant portion of which will be allocated to the Company. The Company expects that its future capital expenditures and cash dividends will be financed through a combination of cash flows from operating activities and debt financing from Quaker.

Pending Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this Statement no later than December 31, 1996. This Statement encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model. If expense is not recognized for stock options, pro forma footnote disclosure is required of what net income would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be required. The Company will implement the provisions of this Statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements. The disclosure impact of this new Statement has not been completely evaluated.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis.

Total Company results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of A&M spending or programs; consumer perception of health-related issues; and fluctuations in the cost and availability of supply-chain resources.

                          PART II - OTHER INFORMATION



All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date:  May 14, 1996           s/Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller