Form 10-Q
period 1996-06-30
STOKELY VAN CAMP INC
filed 1996-08-14
CIK 94567

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


           For the quarterly period ended June 30, 1996


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


                          YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on July 31, 1996, all of which were held by The Quaker Oats Company.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                        INDEX TO FORM 10-Q




                                                                           Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Six and Three Months
         Ended June 30, 1996 and 1995                                       3-4

     Condensed Consolidated Balance Sheets as of
         June 30, 1996 and December 31, 1995                                  5

     Condensed Consolidated Statements of Cash
         Flows for the Six Months Ended
         June 30, 1996 and 1995                                               6

     Notes to the Condensed Consolidated Financial
         Statements                                                         7-8

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9-11

PART II - OTHER INFORMATION

     Item  4 - Submission of Matters to a Vote of Security-Holders           12

SIGNATURES                                                                   13

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS
                            (UNAUDITED)





                                                               Six Months Ended
Dollars in Millions                                                June 30,
                                                               1996        1995

Net sales                                                    $617.4      $642.5
Cost of goods sold                                            300.3       332.7
Gross profit                                                  317.1       309.8

Selling, general and administrative expenses                  206.7       215.9
Interest income - net                                         (18.1)      (13.7)
Gain on divestiture                                             ---       (44.9)

Income before income taxes                                    128.5       152.5
Provision for income taxes                                     52.7        55.9


Net income                                                     75.8        96.6

Dividends  on  preference  and  preferred stock                (0.4)       (0.4)
Reinvested Earnings - Beginning Balance                       687.7       552.1
Reinvested Earnings - Ending Balance                         $763.1      $648.3



  See accompanying notes to the condensed consolidated financial statements.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS
                            (UNAUDITED)





                                                                 Three Months
                                                                     Ended
Dollars in Millions                                                 June 30,
                                                                1996       1995

Net sales                                                     $430.3     $424.0
Cost of goods sold                                             200.6      213.8
Gross profit                                                   229.7      210.2

Selling, general and administrative expenses                   135.6      130.3
Interest income - net                                           (9.1)      (7.6)
Gain on divestiture                                              ---      (44.9)

Income before income taxes                                     103.2      132.4
Provision for income taxes                                      42.8       49.2


Net income                                                      60.4       83.2

Dividends  on  preference  and  preferred stock                 (0.2)      (0.2)
Reinvested Earnings - Beginning Balance                        702.9      565.3
Reinvested Earnings - Ending Balance                          $763.1     $648.3




  See accompanying notes to the condensed consolidated financial statements.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)

                                                         June 30,   December 31,
Dollars in Millions                                        1996         1995

ASSETS
Current Assets:
  Cash and cash equivalents                            $   15.5        $  8.4
  Due from The Quaker Oats Company                        703.8         644.8
  Trade accounts receivable - net of allowances           107.9          26.5
  Inventories:
    Finished goods                                         49.3          16.1
    Materials and supplies                                  5.8           8.2
      Total inventories                                    55.1          24.3
  Other current assets                                     28.8          27.2
      Total Current Assets                                911.1         731.2

Other Assets                                                0.9           4.6

Property, plant and equipment                             226.9         210.5
Less accumulated depreciation                              75.8          68.8
  Property - Net                                          151.1         141.7
        Total Assets                                   $1,063.1        $877.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                               $   28.2        $  8.7
  Accrued payroll, benefits and bonus                      12.1          13.7
  Accrued advertising and merchandising                    48.8          15.9
  Income taxes payable                                     57.5          19.7
  Other current liabilities                                42.7          22.7
        Total Current Liabilities                         189.3          80.7

Long-term Debt                                              0.4           0.5
Other Liabilities                                          42.9          41.4
Deferred Income Taxes                                       0.7           0.5

Redeemable Preference and
  Preferred Stock                                          15.3          15.3

Common Shareholders' Equity:
  Common  stock, $1 par value, authorized
   10,000,000 shares;  issued 3,591,381 shares              3.6           3.6
  Additional paid-in capital                               68.7          68.7
  Reinvested earnings                                     763.1         687.7
  Treasury common stock, at cost, 602,010 shares          (20.9)        (20.9)
      Total Common Shareholders' Equity                   814.5         739.1
        Total Liabilities and Shareholders' Equity     $1,063.1        $877.5


  See accompanying notes to the condensed consolidated financial statements.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)





                                                               Six Months Ended
Dollars in Millions                                                June 30,
                                                               1996        1995

Cash Flows from Operating Activities:
  Net income                                                $  75.8     $  96.6
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                            8.0         9.7
       Deferred income taxes                                    0.2        (1.5)
       Gain on divestiture                                      ---       (44.9)
       Loss on disposition of property and equipment            0.3         0.6
       Increase in trade accounts receivable                  (81.4)     (101.3)
       Increase in inventories                                (30.8)      (10.8)
       Increase in other current assets                        (1.6)      (12.7)
       Increase in trade accounts payable                      19.5        41.9
       Increase in income taxes payable                        37.8        23.9
       Increase in other current liabilities                   51.3        21.4
       Other items                                             11.2        (1.7)

       Net Cash Provided by Operating Activities               90.3        21.2


Cash Flows from Investing Activities:
   Additions to property, plant and equipment                 (23.7)      (18.6)
   Business divestiture                                         ---        90.6

       Net Cash (Used in) Provided by Investing Activities    (23.7)       72.0


Cash Flows from Financing Activities:
   Change in amount Due from The Quaker Oats Company          (59.0)      (75.4)
   Cash dividends                                              (0.4)       (0.4)
   Reduction of long-term debt                                 (0.1)       (0.1)
       Net Cash Used in Financing Activities                  (59.5)      (75.9)


Net Increase in Cash and Cash Equivalents                       7.1        17.3
Cash and Cash Equivalents - Beginning of Year                   8.4        12.7
Cash and Cash Equivalents - End of Quarter                  $  15.5     $  30.0



  See accompanying notes to the condensed consolidated financial statements.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           JUNE 30, 1996

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1996 and 1995, the condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the six-month transition period ended December 31, 1995.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of June 30, 1996, authorized shares were 500,000 and issued and outstanding shares were 10,800. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As  of  June  30,  1996, authorized shares were  1,500,000,  issued shares were 753,556 and outstanding shares were 753,223. This issue is rated A- by Standard & Poor's (S&P) and was put on CreditWatch for possible downgrade in June 1996.

Both issues are redeemable at the Company's option for $21 per share.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           JUNE 30, 1996

Note 3 - Pending Accounting Change

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

Note 4 - Divestiture

On June 8, 1995, the Company completed the divestiture of the Van Camp's pork and beans business to Hunt-Wesson Inc., a subsidiary of ConAgra Inc., for $90.6 million and realized a gain of $44.9 million. Sales from the Van Camp's business for the six and three months ended June 30, 1995 were $76.2 million and $47.8 million, respectively. Operating income from the Van Camp's business for the six and three months ended June 30, 1995 was $6.9 million and $4.1 million, respectively. Operating income includes certain allocations of overhead expenses.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This report discusses the six-month and the three-month periods ended June 30, 1996 of the Company's new fiscal year reporting cycle which began on January 1, 1996. The comparisons of the results for the six-month and three-month periods ended June 30, 1996 ("current year") to those of the six-month and three-month periods ended June 30, 1995 ("prior year") are affected by the divestiture of the Van Camp's business on June 8, 1995. See Note 4 for further discussion about the divestiture. Because of the divestiture, comparative six-month and three-month financial results are more difficult to analyze. To aid in the analysis, this discussion will compare financial results as reported, then break out the impact of the divested business, where applicable, and compare the ongoing Gatorade thirst quencher's business results.

Six Months Ended June 30, 1996 Compared With
Six Months Ended June 30, 1995

Operating Results

Consolidated net sales for the six months ended June 30, 1996 were $617.4 million, down 4 percent from the six months ended June 30,
1995. Excluding the $76.2 million of Van Camp's sales from the prior year, net sales were up 9 percent. This increase was primarily due to higher Gatorade thirst quencher sales in the United States partly offset by lower export sales as compared to the prior year. Gatorade thirst quencher's sales in the United
States increased 11 percent on a volume increase of 9 percent. This increase was driven by successful new packaging and flavor introductions and more effective use of advertising combined with normal weather conditions.

Gross profit margin increased to 51.4 percent of sales from 48.2 percent in the prior year. Excluding the Van Camp's business from the prior year's results, gross profit margin was 49.8 percent.
The increase in gross profit margin was primarily due to sales growth and lower manufacturing and packaging costs for Gatorade thirst quencher in the United States. Selling, general and administrative (SG&A) expenses decreased 4 percent to $206.7 million partly due to the absence of expenses associated with the divested Van Camp's business. Excluding Van Camp's results, SG&A expenses increased 6 percent. This was primarily due to increases in advertising and merchandising (A&M). A&M expenses were 23.4 percent and 23.3 percent of sales for the six months ended June 30, 1996 and 1995, respectively. Excluding the Van Camp's business, A&M expenses were 23.8 percent of sales in the prior year. A&M expenses were lower as a percentage of sales as a result of increased efficiency in A&M spending combined with increased sales.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Income Taxes

Net interest income of $18.1 million increased $4.4 million from the prior year stemming from higher average amounts Due from The Quaker Oats Company.

The  effective tax rate for the six months ended June 30, 1996  was
41.0 percent versus 36.7 percent in the prior year. The lower rate for the six months ended June 30, 1995 is attributed to a favorable tax impact from the tax treatment of operations in Puerto Rico.

Three Months Ended June 30, 1996 Compared With
Three Months Ended June 30, 1995

Operating Results

Consolidated net sales for the three months ended June 30, 1996 were $430.3 million, up 1 percent from the three months ended June 30, 1995. Excluding the $47.8 million of Van Camp's sales from the prior year, net sales were up 14 percent. This increase was primarily due to higher Gatorade thirst quencher sales in the United States partly offset by lower export sales as compared to the prior year. Gatorade thirst quencher's sales in the United States increased 17 percent on a volume increase of 15 percent. This increase was driven by successful new packaging and flavor introductions and increased levels of advertising combined with normal weather conditions.

Gross profit margin increased to 53.4 percent of sales from 49.6 percent in the prior year. Excluding the Van Camp's business from the prior year's results, gross profit margin was 51.4 percent.
The increase in gross profit margin was primarily due to sales growth and lower manufacturing and packaging costs for Gatorade thirst quencher in the United States. SG&A expenses increased 4 percent to $135.6 million. Excluding Van Camp's results, SG&A expenses increased 15 percent. This was primarily due to increases in A&M expenses. A&M expenses were 23.9 percent and 22.2 percent of sales for the three months ended June 30, 1996 and 1995, respectively. Excluding the Van Camp's business, A&M expenses were
22.4 percent of sales in the prior year. A&M expenses were higher as a percentage of sales due to a shift in the timing of A&M spending as compared to the prior year.

Interest and Income Taxes

Net interest income of $9.1 million increased $1.5 million from the prior year stemming from higher average amounts Due from The Quaker Oats Company.

The effective tax rate for the three months ended June 30, 1996 was
41.5 percent versus 37.2 percent in the prior year. The lower rate for the three months ended June 30, 1995 is attributed to a favorable tax impact from the tax treatment of operations in Puerto Rico.

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities was $90.3 million and $21.2 million for the six months ended June 30, 1996 and 1995,
respectively.   The  increase  in net cash  provided  by  operating
activities primarily reflects higher net income, excluding the gain on the Van Camp's divestiture in the prior year, and positive changes in trade accounts receivable and current liabilities offset by an increase in inventories and less favorable changes in trade
accounts payable.   Capital expenditures  for  the six months ended
June 30, 1996 and 1995 were $23.7 million and $18.6 million, respectively. Quaker is building a plant near Atlanta, Georgia to replace the Newport, Tennessee plant which was sold with the Van Camp's business. As a result, continued increases in capital spending are expected in the second half of the year. The project's cost will be approximately $55 million, a significant portion of which will be allocated to the Company. The Company expects that its future capital expenditures and cash dividends will be financed through a combination of cash flows from operating activities.

In  June  1996,  Standard & Poor's (S&P) put  the  Company's  5%
Cumulative Prior Preference Stock on CreditWatch for possible downgrade.

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

Total Company results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in accounting standards; customer and consumer demand; effectiveness of A&M spending or programs; consumer perception of health-related issues; and fluctuations in the cost and availability of supply-chain resources.

                    PART II - OTHER INFORMATION


4.   Submission of Matters to a Vote of Security-Holders.

(a) The Company held its Annual Meeting of Shareholders on May 1, 1996 and November 1, 1995. Represented at both meetings, either in person or by proxy, were 2,989,371 voting shares, of a total 3,000,444 voting shares outstanding. The matters voted upon at both meetings are described in (c) below.

(c) At both meetings, to elect three directors to each serve for a one-year term or until their successors are elected and qualified. All nominees are named below.

     -    James F. Doyle
          Votes For Election - 2,989,371

     -    R. Thomas Howell, Jr.
          Votes For Election - 2,989,371

     -    Janet K. Cooper
          Votes For Election - 2,989,371

          There were no votes withheld, against, abstentions or broker non-votes with respect to the election of any nominee named above.


All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to
Part II.

                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                            Stokely-Van Camp, Inc.
                            (Registrant)




Date:  August 14, 1996      Thomas L. Gettings
                            Thomas L. Gettings
                            Vice President and Corporate Controller