Form 10-Q
period 1996-09-30
STOKELY VAN CAMP INC
filed 1996-11-14
CIK 94567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1996


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


                             YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on October 31, 1996, all of which were held by The Quaker Oats Company.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q




                                                                        Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Nine and Three Months
         Ended September 30, 1996 and 1995                               3-4

     Condensed Consolidated Balance Sheets as of
         September 30, 1996 and December 31, 1995                          5

     Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended
         September 30, 1996 and 1995                                       6

     Notes to the Condensed Consolidated Financial
         Statements                                                      7-8

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9-11

PART II - OTHER INFORMATION                                               12


SIGNATURES                                                                13

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)





                                                             Nine Months Ended
Dollars in Millions                                             September 30,
                                                              1996       1995

Net sales                                                    $975.6   $1,015.8
Cost of goods sold                                            469.4      509.4
Gross profit                                                  506.2      506.4

Selling, general and administrative expenses                  322.2      336.2
Interest income - net                                         (28.3)     (22.1)
Gain on divestiture                                              --      (44.9)

Income before income taxes                                    212.3      237.2
Provision for income taxes                                     87.1       89.3


Net income                                                    125.2      147.9

Dividends on preference and preferred stock                    (0.6)      (0.6)
Reinvested Earnings - Beginning Balance                       687.7      552.1
Reinvested Earnings - Ending Balance                         $812.3     $699.4











  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)





                                                            Three Months Ended
Dollars in Millions                                            September 30,
                                                              1996       1995

Net sales                                                    $358.2     $373.3
Cost of goods sold                                            169.1      176.7
Gross profit                                                  189.1      196.6

Selling, general and administrative expenses                  115.5      120.3
Interest income - net                                         (10.2)      (8.4)

Income before income taxes                                     83.8       84.7
Provision for income taxes                                     34.4       33.4


Net income                                                     49.4       51.3

Dividends on preference and preferred stock                    (0.2)      (0.2)
Reinvested Earnings - Beginning Balance                       763.1      648.3
Reinvested Earnings - Ending Balance                         $812.3     $699.4












  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    September 30,  December 31,
Dollars in Millions                                     1996          1995

ASSETS
Current Assets:
  Cash and cash equivalents                          $    7.9        $  8.4
  Due from The Quaker Oats Company                      816.3         644.8
  Trade accounts receivable - net of allowances          50.9          26.5
  Inventories:
    Finished goods                                       26.6          16.1
    Materials and supplies                                6.3           8.2
      Total inventories                                  32.9          24.3
  Other current assets                                   30.7          27.2
      Total Current Assets                              938.7         731.2

Other Assets                                             10.7           4.6

Property, plant and equipment                           240.5         210.5
Less accumulated depreciation                            72.2          68.8
    Property - Net                                      168.3         141.7
         Total Assets                                $1,117.7        $877.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                             $   24.5        $  8.7
  Accrued payroll, benefits and bonus                    11.2          13.7
  Accrued advertising and merchandising                  48.1          15.9
  Income taxes payable                                   87.9          19.7
  Other current liabilities                              22.4          22.7
         Total Current Liabilities                      194.1          80.7

Long-term Debt                                            0.3           0.5
Other Liabilities                                        42.9          41.4
Deferred Income Taxes                                     1.4           0.5

Redeemable Preference and
   Preferred Stock                                       15.3          15.3

Common Shareholders' Equity:
  Common  stock, $1 par value, authorized
   10,000,000 shares;issued 3,591,381 shares              3.6           3.6
  Additional paid-in capital                             68.7          68.7
  Reinvested earnings                                   812.3         687.7
  Treasury common stock, at cost, 602,010 shares        (20.9)        (20.9)
    Total Common Shareholders' Equity                   863.7         739.1
      Total Liabilities and Shareholders' Equity     $1,117.7        $877.5

  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                              Nine Months Ended
Dollars in Millions                                              September 30,
                                                               1996       1995

Cash Flows from Operating Activities:
  Net income                                                  $125.2    $147.9
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                             12.0      13.7
      Deferred income taxes                                      0.9      (1.5)
      Gain on divestiture                                         --     (44.9)
      Loss on disposition of property and equipment              0.5       0.6
      Increase in trade accounts receivable                    (24.4)    (36.7)
      (Increase) decrease in inventories                        (8.6)      4.5
      Increase in other current assets                          (3.5)    (14.1)
      Increase in trade accounts payable                        15.8      19.1
      Increase in income taxes payable                          68.2      23.6
      Increase (decrease) in other current liabilities          34.0      (1.2)
      Other items                                               (4.9)     (2.0)

      Net Cash Provided by Operating Activities                215.2     109.0

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                   (43.4)    (24.1)
  Business divestiture                                            --      90.6

      Net Cash (Used in) Provided by Investing Activities      (43.4)     66.5


Cash Flows from Financing Activities:
  Change in amount Due from The Quaker Oats Company           (171.5)   (162.6)
  Cash dividends                                                (0.6)     (0.6)
  Reduction of long-term debt                                   (0.2)     (0.2)
      Net Cash Used in Financing Activities                   (172.3)   (163.4)

Net (Decrease) Increase in Cash and Cash Equivalents            (0.5)     12.1
Cash and Cash Equivalents - Beginning of Year                    8.4      12.7
Cash and Cash Equivalents - End of Period                     $  7.9    $ 24.8




  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or "Quaker") and its subsidiaries (the "Company"). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1996 and 1995, the condensed consolidated balance sheet as of September 30, 1996, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's report to shareholders for the six-month transition period ended December 31, 1995.

Certain previously reported amounts have been reclassified to conform to the current presentation. Certain income statement amounts previously reported in the quarter ended September 30, 1995 have been adjusted to include certain expenses previously recorded in the three months ended December 31, 1995. The third and fourth quarter supplemental information in the upcoming 10-K filing for the year ended December 31, 1996 will reflect this presentation. These changes had no effect on the results of operations reported in the six-month transition period ended December 31, 1995.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of September 30, 1996, authorized shares were 500,000 and issued and outstanding shares were 10,800. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of September 30, 1996, authorized shares were 1,500,000, issued shares were 753,556 and outstanding shares were 753,223. This issue is rated A- by Standard & Poor's (S&P) and has been put on CreditWatch for a potential downgrade.

Both issues are redeemable at the Company's option for $21 per share.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1996

Note 3 - Pending Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this Statement no later than December 31, 1996. This Statement encourages companies to recognize expense for employee stock options at an estimated fair value based on an option pricing model. If expense is not recognized for employee stock options, pro forma footnote disclosure is required of what net income would have been under the Statement's approach to valuing and expensing employee stock options. Certain other new disclosures will be required. The Company has decided that it will not recognize the expense related to employee stock options in the financial statements. The disclosure impact of this new Statement has not been completely evaluated.

Note 4 - Divestiture

On June 8, 1995, the Company completed the divestiture of the Van Camp's pork and beans business to Hunt-Wesson Inc., a subsidiary of ConAgra Inc., for $90.6 million and realized a gain of $44.9 million. Sales and operating income from the Van Camp's business through the divestiture date were $76.2 million and $6.9 million, respectively. Operating income includes certain allocations of overhead expenses.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This report discusses the nine-month and the three-month periods ended September 30, 1996 of the Company's new fiscal year reporting cycle which began January 1, 1996. The comparisons of the results for the nine-month and three-month periods ended September 30, 1996 ("current year") to those of the nine-month and three-month periods ended September 30, 1995 ("prior year") are
affected  by the divestiture of the Van Camp's business on June 8,  1995.   See
Note 4 for further discussion about the divestiture. Because of the divestiture, comparative nine-month financial results are more difficult to analyze. To aid in the analysis, this discussion will compare financial results as reported, then break out the impact of the divested business, where applicable, and compare the ongoing Gatorade thirst quencher's business results.

Nine Months Ended September 30, 1996 Compared With
Nine Months Ended September 30, 1995

Operating Results

Consolidated net sales for the nine months ended September 30, 1996 were $975.6 million, down 4 percent from the prior year. Excluding the $76.2 million of Van Camp's sales from the prior year, net sales were up 4 percent. This increase was primarily due to higher Gatorade thirst quencher's sales in the United States partly offset by lower export sales as compared to the prior year. Gatorade thirst quencher sales in the United States increased 6 percent on a volume increase of 4 percent. This increase was driven by successful new packaging and flavors along with merchandising and shelving gains in retail outlets.

Gross profit margin increased to 51.9 percent of sales from 49.9 percent in the prior year. Excluding the Van Camp's business from the prior year's results, gross profit margin was 50.9 percent. The increase in gross profit margin was primarily due to sales growth and lower manufacturing and packaging costs for
Gatorade thirst quencher in the United States. Selling, general and administrative (SG&A) expenses decreased 4 percent to $322.2 million partly due to the absence of expenses associated with the divested Van Camp's business. Excluding Van Camp's results, SG&A expenses increased 2 percent. This was due to increases in advertising and merchandising (A&M) expenses and overhead expenses in the current year. A&M expenses were 23.1 percent and 23.4 percent of sales for the nine months ended September 30, 1996 and 1995, respectively. Excluding the Van Camp's business, A&M expenses were 23.7 percent of sales in the prior year. A&M expenses were lower as a percentage of sales in the current year as a result of increased efficiency in A&M spending combined with increased sales.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Income Taxes

Net interest income of $28.3 million increased $6.2 million from the prior year stemming from higher average amounts Due from The Quaker Oats Company.

The  effective tax rate for the nine months ended September 30, 1996  was  41.0 percent versus 37.6 percent in the prior year. The lower rate for the nine months ended September 30, 1995 is primarily attributable to favorable tax treatment of operations in Puerto Rico.

Three Months Ended September 30, 1996 Compared With
Three Months Ended September 30, 1995

Operating Results

Consolidated net sales for the three months ended September 30, 1996 were $358.2 million, down 4 percent from the prior year. This decrease was driven by a 3 percent decline in U.S. Gatorade thirst quencher's sales due to less favorable weather conditions versus the prior year.

Gross profit margin increased to 52.8 percent of sales from 52.7 percent in the prior year. SG&A expenses decreased 4 percent to $115.5 million due to lower A&M expenses. A&M expenses were 22.6 percent and 23.5 percent of sales for the three months ended September 30, 1996 and 1995, respectively. A&M expenses were lower as a percentage of sales due to a shift in the timing of A&M spending as compared to the prior year.

Interest and Income Taxes

Net interest income of $10.2 million increased $1.8 million from the prior year stemming from higher average amounts Due from The Quaker Oats Company.

The effective tax rate for the three months ended September 30, 1996 was 41.1 percent versus 39.5 percent in the prior year. The lower rate for the three months ended September 30, 1995 is primarily attributable to favorable tax treatment of operations in Puerto Rico.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities was $215.2 million and $109.0 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in net cash provided by operating activities primarily reflects higher net income, excluding the gain on the Van Camp's divestiture in the prior year, and favorable changes in trade accounts receivable, income taxes payable and current liabilities which more than offset an increase in inventories and less favorable changes in trade accounts payable. Capital expenditures for the nine months ended September 30, 1996 and 1995 were $42.8 million and $24.1 million, respectively. Capital expenditures are expected to continue at the current rate in the fourth quarter of this year. Quaker is building a plant near
Atlanta, Georgia to replace the Newport, Tennessee plant which was sold with the Van Camp's business. The project's cost will be approximately $50 million. The Company expects that its future capital expenditures and cash dividends will be financed through cash flows from operating activities.

In June 1996, Standard & Poor's (S&P) put the Company's 5% Cumulative Prior Preference Stock on CreditWatch for a potential downgrade.

Pending Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this Statement no later than December 31, 1996. This Statement encourages companies to recognize expense for employee stock options at an estimated fair value based on an option pricing model. If expense is not recognized for employee stock options, pro forma footnote disclosure is required of what net income would have been under the Statement's approach to valuing and expensing employee stock options. Certain other new disclosures will be required. The Company has decided that it will not recognize the expense related to employee stock options in the financial statements. The disclosure impact of this new Statement has not been completely evaluated.

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

                          PART II - OTHER INFORMATION





All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                                        Stokely-Van Camp, Inc.
                                        (Registrant)




Date: November 12, 1996                 Thomas L. Gettings
                                        Thomas L. Gettings
                                        Vice President and Corporate Controller