Form 10-K405
period 1996-12-31
STOKELY VAN CAMP INC
filed 1997-03-26
CIK 94567

United States
                      Securities and Exchange Commission
                           Washington, D.C.   20549

                                   Form 10-K

              X   Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                 For the fiscal year ended  December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Registrant had 2,989,371 shares of common stock outstanding on December 31, 1996, all of which were owned by The Quaker Oats Company. There is no trading market for the registrant's voting stock held by non-affiliates.


                               TABLE OF CONTENTS

PART I                                                                     PAGE

      ITEM 1.     Business                                                 1
      ITEM 2.     Properties                                               1
      ITEM 3.     Legal Proceedings                                        1
      ITEM 4.     Submission of Matters to a Vote of
                  Security-Holders                                         N/A

PART II

      ITEM 5.     Market for Registrant's Common
                  Equity and Related Stockholder Matters                   2
      ITEM 6.     Selected Financial Data                                  2
      ITEM 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      3-5
      ITEM 8.     Financial Statements and Supplementary Data              6-16
      ITEM 9.     Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                   N/A

PART III

      ITEM 10.    Directors and Executive Officers of
                  the Registrant                                           17
      ITEM 11.    Executive Compensation                                   17-20
      ITEM 12.    Security Ownership of Certain
                  Beneficial Owners and Management                         20-21
      ITEM 13.    Certain Relationships and Related
                  Transactions                                             21

PART IV

      ITEM 14.    Exhibits and Financial Statement Schedules
      (a)(1)      Financial Statements
                  Consolidated Financial Statements of Stokely-Van Camp,
                  Inc. and subsidiaries are incorporated under Item 8
                  of this Form 10-K
      (a)(2)&(d)  Financial Statement Schedules
                  Schedule X - Supplementary Income Statement
                  Information                                              22
      (a)(3)&(c)  Exhibits
                  3(a) Restated Articles of Incorporation of Stokely-Van
                       Camp, Inc. as of February 14, 1994 (incorporated
                       by reference to the Company's Form 10-K for the
                       year ended June 30, 1995, file number 1-2944)
                  3(b) By-Laws of Stokely-Van Camp, Inc. (incorporated
                       by reference to the Company's Form 10-K for the
                       year ended June 30, 1985, file number 1-2944)
                  10(a)(1) GATORADE Trust Agreement dated January 1, 1984
                       (incorporated by reference to the Company's Form
                       10-K for the fiscal year ended June 30, 1984,
                       file number 1-2944)
                  10(a)(2) First Amendment to GATORADE Trust Agreement
                       dated January 1, 1984, effective January 1, 1993
                       (incorporated by reference to the Company's Form
                       10-KT for the transition period ended December 31,
                       1995, file number 1-2944)
                  21   Subsidiaries of the Registrant                      23
SIGNATURES                                                                 24




                                   PART I

ITEM 1.   BUSINESS

Stokely-Van Camp, Inc. and subsidiaries (the Company or Stokely) has been a wholly-owned subsidiary of The Quaker Oats Company (Quaker) since 1983. The Company was a processor, marketer and distributor of high-quality canned food and beverage products to retail stores, institutional distributors and industrial and athletic users. On June 8, 1995, the Company sold its Van Camp's pork and beans business. Consequently, the majority of Stokely's business is now comprised of the Gatorade thirst quencher business in the United States. Gatorade thirst quencher is a beverage specifically developed to quench thirst during periods of physical activity. Gatorade thirst quencher is marketed through retail grocery stores, convenience stores, food service distributors, warehouse clubs and wholesalers, and is also sold directly to athletic, institutional and industrial users. This product is distributed nationally and internationally and is primarily sold through Quaker sales organizations and food brokers. The supply of raw materials for Gatorade thirst quencher has been adequate and continuous. The Company's sales are seasonal, with over 70 percent of sales occurring between April and September.

Export sales in 1996, 1995 and 1994 were $19.8 million, $45.2 million and $55.2 million, respectively.

Fee Agreement

In 1984, the Company entered a novation of a series of agreements with the trustee of the Gatorade Trust, the contracting agent of the innovators of Gatorade thirst quencher and their successors in interest, and renewed rights to manufacture and sell certain beverage products in return for payment of fees based on varying levels of sales. In the event of failure by Stokely to make payments to the Gatorade Trust, the Trustee may cancel the Agreement and purchase back from Stokely, for a reasonable value, all trademarks and foreign patents connected with the Gatorade thirst quencher business. In 1993, the Agreement was amended to provide certain alternatives to market and distribute Gatorade thirst quencher and to clarify certain aspects of the 1984 Agreement. Except for these changes, in all other respects the 1984 Agreement is reaffirmed and remains in full force and effect.

Competition

Stokely's beverage business is highly competitive. Following the divestiture of the Van Camp's business, the Company's two key competitors are Coca-Cola Co. and PepsiCo Inc. The principal competitive factors affecting sales include quality, price, brand image created by advertising, distribution effectiveness and product availability.

Employees

The   total  number  of  Stokely  employees  as  of  December  31,  1996,   was
approximately 1,300.


ITEM 2.     PROPERTIES

On behalf of the Company, Quaker owns and operates five plants, including manufacturing, filling and distribution facilities located in five states. A facility in Puerto Rico is also leased. Quaker is currently building a new plant near Atlanta, Georgia to replace the Newport, Tennessee plant which was sold with the Van Camp's business. The majority of Gatorade thirst quencher sales are shipped direct from the production sites. In addition, Quaker owns or leases distribution centers, two of which are shared with the Company. Other distribution centers are leased as needed throughout the year. Sales and administrative office space is shared with Quaker. Management believes that manufacturing, distribution and office space owned and leased is suitable and adequate for the business and production capacity is appropriately utilized.


ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker. The stock is not listed on any stock exchange or traded on any market. The Company did not pay any dividends on its common stock in 1996, 1995 or 1994.

ITEM 6.


SELECTED FINANCIAL DATA



                                                Year Ended December 31,
(Dollars in Millions)                1996    1995(a)    1994(b)      1993    1992(c)
Net Sales                        $1,090.5   $1,130.3   $1,081.4    $979.5     $882.6
Cost of Goods Sold                  540.7      586.9      564.6     499.1      426.1
Income Before Income Taxes and
   Cumulative Effect of
   Accounting Changes            $  211.9   $  215.6   $   84.2    $123.4     $122.2
Provision for Income Taxes           87.0       79.2       35.3      49.5       48.6
Income Before Cumulative Effect
   of Accounting Changes            124.9      136.4       48.9      73.9       73.6
Cumulative Effect of Accounting
   Changes - Net of Tax                --         --        1.5        --       14.0
Net Income                       $  124.9   $  136.4   $   47.4    $ 73.9     $ 59.6



                                               As of December 31,
(Dollars in Millions)             1996      1995     1994      1993     1992

Property - Net                $  188.8    $141.7   $147.5    $137.4   $130.6
Total Assets                  $1,013.6    $877.5   $754.9    $689.2   $595.6
Long-term Debt                $    0.3    $  0.5   $  0.7    $  0.7   $  1.0
Redeemable Preference and
  Preferred Stock             $   15.3    $ 15.3   $ 15.3    $ 15.3   $ 15.3



(a) 1995 results include a $44.9 million pretax gain for the divestiture of the Van Camp's pork and beans business.

(b)1994 results include a $9.4 million pretax restructuring charge for Van Camp's manufacturing consolidation and work force reductions.

(c) 1992 results include a $7.5 million reversal of a 1991 pretax charge for a recall of certain Van Camp's products.


ITEM 7.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report discusses the year ended December 31, 1996, which represents the first calendar-year reporting cycle since the Company changed from a June 30 fiscal year.

The comparisons of the 1996 results to those of 1995, and of 1995 to 1994 are affected by the divestiture of the Van Camp's business on June 8, 1995. (See
Note 2 to the Consolidated Financial Statements for further discussion of the divestiture). As a result of the divestiture, comparative results are difficult to analyze. To aid in the analysis of operating results, this discussion will address the financial results as reported, then note the impact of the divested business where applicable, and finally, review the results of the ongoing Gatorade thirst quencher business.

1996 Compared with 1995

Operating Results

Consolidated net sales for 1996 were $1.09 billion, a decrease of 4 percent from 1995 largely driven by the Van Camp's divestiture. Excluding the $76.2 million of Van Camp's net sales from 1995 results, net sales rose 3 percent. This increase was primarily due to higher Gatorade thirst quencher sales in the United States partly offset by lower export sales as compared to the prior year. Gatorade thirst quencher net sales in the United States increased 6 percent on a volume increase of 5 percent, driven by successful new packaging and flavors and retail shelf space gains. Price increases did not significantly affect 1996 sales.

Gross profit margin increased to 50.4 percent of sales from 48.1 percent of sales in 1995 partly due to product mix changes resulting from the Van Camp's divestiture. Excluding the Van Camp's business, the gross profit margin in 1995 was 48.9 percent. The increase in the gross profit margin excluding the divested business was primarily due to sales growth and lower manufacturing and packaging costs for U.S. Gatorade thirst quencher. Selling, general and administrative (SG&A) expenses decreased 6 percent to $377.9 million primarily due to the absence of expenses associated with the divested Van Camp's business. Excluding Van Camp's results, SG&A expenses decreased 1 percent, primarily due to a decrease in advertising and merchandising (A&M) expenses, partially offset by an increase in other operating expenses. A&M expenses were
23.6 percent and 24.6 percent of sales in 1996 and 1995, respectively. Excluding Van Camp's results, A&M expenses were 25.0 percent of sales in 1995. SG&A and A&M expenses were both lower as a percentage of sales as a result of increased efficiency in A&M spending combined with increased sales.

Interest and Income Taxes

Net  interest  income of $40.0 million increased $9.0 million  from  1995,  the result of higher average amounts due from Quaker. See Note 4 to the Consolidated Financial Statements for further discussion of the Company's investing and borrowing agreement with Quaker.

The effective tax rate for 1996 was 41.0 percent versus 36.7 percent in 1995. The lower rate in 1995 was primarily due to favorable tax treatment of operations in Puerto Rico.


1995 Compared with 1994

Operating Results

Consolidated net sales for 1995 were $1.13 billion, up 5 percent from 1994. Excluding the Van Camp's business from both years, net sales for 1995 were up 12 percent from 1994. This increase was primarily due to a 14 percent sales increase in U.S. Gatorade thirst quencher, partly offset by lower export sales. U.S. Gatorade thirst quencher 1995 sales performance, reflecting a 13 percent volume increase, was driven by successful new packaging and new flavors combined with warmer weather as compared to 1994. This performance was particularly notable, in that two major soft drink competitors broadened the distribution of competitive beverage products throughout the United States. Price increases did not significantly affect 1995 sales.

Gross profit margin increased to 48.1 percent of sales from 47.8 percent of sales in 1994. Excluding the Van Camp's business from both years, gross profit margin decreased to 48.9 percent of sales from 49.2 percent of sales in 1994. The decrease in the gross profit margin was primarily due to increases in both packaging material costs and costs associated with various capital projects for U.S. Gatorade thirst quencher. SG&A expenses decreased 8 percent to $403.7 million primarily due to the absence of expenses associated with the divested Van Camp's business. Excluding Van Camp's expenses from both years, SG&A expenses decreased 4 percent, primarily due to a decrease in A&M expenses. A&M expenses were 24.6 percent of sales and 28.1 percent of sales in 1995 and 1994, respectively. Excluding Van Camp's results, A&M expenses were 25.0 percent and
29.3 percent of sales in 1995 and 1994, respectively, with the decrease due to increased efficiency in A&M spending combined with increased sales.

Gain on Divestiture

In 1995, the Company realized a gain of $44.9 million on the divestiture of the Van Camp's pork and beans business. See Note 2 to the Consolidated Financial Statements for a further discussion of the divestiture.

Interest and Income Taxes

Net interest income of $31.0 million increased $13.6 million from 1994, the result of higher average amounts due from Quaker and higher interest rates. See Note 4 to the Consolidated Financial Statements for further discussion of the Company's investing and borrowing arrangement with Quaker.

The effective tax rate for 1995 was 36.7 percent versus 41.9 percent in 1994. Favorable tax treatment of operations in Puerto Rico resulted in the overall rate decrease.


Liquidity and Capital Resources

Net cash provided by operating activities was $137.3 million, $103.1 million and $51.8 million for 1996, 1995 and 1994, respectively. The increase in cash flows provided by operating activities in both 1996 and 1995 was due to increased net income (excluding the gain on divestiture in 1995) and changes in working capital. In particular, in 1995, Gatorade thirst quencher inventory decreased due to more efficient inventory management during a period of high sales. Capital expenditures for 1996, 1995 and 1994 were $68.9 million, $37.1 million and $30.9 million, respectively. Quaker is building a plant near Atlanta, Georgia to replace the Newport, Tennessee plant which was sold with the Van Camp's business. The project's cost will be approximately $50 million; about $48 million was spent on this project in 1996, resulting in an increased level of capital expenditures in 1996. Accordingly, capital expenditures are expected to decrease in 1997. The Company expects that its future capital expenditures and cash dividends will be financed through cash flows from operating activities.

In November 1996, Standard & Poor's (S&P) lowered the rating on the Company's preferred stock from A- to BBB+, reflecting the corresponding downgrade of Quaker's long-term debt rating. The Company's preferred stock rating had been previously downgraded by S&P in February 1996 from A to A-.


Current Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The adoption of this new Statement does not have a significant impact on the Company.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis and in other sections of this annual report. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; and fluctuations in the cost and availability of supply chain resources.

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on the level of competition from its two key competitors, Coca-Cola Co. and PepsiCo Inc., and the projected outcome of supply-chain management programs, capital spending plans, markets for key commodities, especially PET resins and cardboard, and the efficiency and effectiveness of A&M programs.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS


                                                    Year Ended December 31,
(Dollars in Millions)                           1996        1995         1994

Net Sales                                   $1,090.5    $1,130.3     $1,081.4
Cost of Goods Sold                             540.7       586.9        564.6
Gross Profit                                   549.8       543.4        516.8

Selling, general and administrative
   expenses                                    377.9       403.7        440.6
Interest income - net                          (40.0)      (31.0)       (17.4)
Gain on divestiture                               --       (44.9)          --
Restructuring charge                              --          --          9.4

Income Before Income Taxes and
   Cumulative Effect of Accounting Change      211.9       215.6         84.2
Provision for Income Taxes                      87.0        79.2         35.3
Income Before Cumulative Effect of
   Accounting Change                           124.9       136.4         48.9
Cumulative Effect of Accounting
   Change - Net of Tax                            --          --          1.5
Net Income                                     124.9       136.4         47.4

Dividends on preference and preferred stock     (0.8)       (0.8)        (0.8)
Reinvested Earnings - Beginning Balance        687.7       552.1        505.5
Reinvested Earnings - Ending Balance        $  811.8    $  687.7     $  552.1


         See accompanying notes to consolidated financial statements.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Year Ended December 31,
(Dollars in Millions)                                           1996        1995          1994
Cash Flows from Operating Activities:
   Net income                                                 $124.9     $136.4          $47.4
   Adjustments to reconcile net income to net cash
        provided by operating activities:
            Cumulative effect of accounting change                --         --            1.5
            Depreciation and amortization                       15.9       17.8           17.5
            Deferred income taxes                               (0.5)      (1.0)          (2.2)
            Gain on divestiture                                   --      (44.9)            --
            Restructuring charge                                  --         --            9.4
            Loss on disposition of property and
               equipment                                         1.7        0.9            1.1
            Decrease (increase) in trade accounts receivable     2.3        6.4          (13.7)
            (Increase) decrease in inventories                  (9.8)      22.3          (23.1)
            (Increase) in other current assets                 (12.7)      (9.9)          (2.5)
            Increase (decrease) in trade accounts payable       12.2       (2.8)          (8.4)
            (Decrease) in income taxes payable                  (2.3)     (11.0)          (7.8)
            Increase (decrease) in other current liabilities     5.4      (10.1)          20.2
            Other items                                          0.2       (1.0)          12.4

            Net Cash Provided by Operating Activities          137.3      103.1           51.8

Cash Flows from Investing Activities:
   Additions to property, plant and equipment                  (68.9)     (37.1)         (30.9)
   Business divestiture                                           --       90.6             --

            Net Cash (Used in) Provided by Investing
               Activities                                      (68.9)      53.5          (30.9)

Cash Flows from Financing Activities:
   Change in amount Due from The Quaker Oats
      Company                                                  (70.5)    (159.9)          (7.4)
   Cash dividends                                               (0.8)      (0.8)          (0.8)
   Reduction of long-term debt                                  (0.2)      (0.2)            --

            Net Cash Used in Financing Activities              (71.5)    (160.9)          (8.2)

Net (Decrease) Increase in Cash and Cash
   Equivalents                                                  (3.1)      (4.3)          12.7
Cash and Cash Equivalents - Beginning of Period                  8.4       12.7             --

Cash and Cash Equivalents - End of Period                     $  5.3     $  8.4          $12.7



         See accompanying notes to consolidated financial statements.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                          As of December 31,
(Dollars in Millions)                                      1996      1995

Assets
Current Assets:
  Cash and cash equivalents                           $     5.3    $  8.4
  Due from The Quaker Oats Company                        715.3     644.8
  Trade accounts receivable - net of allowance of $3.9
     and $2.8, as of December 31, 1996 and 1995,
     respectively                                         24.2       26.5
  Inventories:
     Finished goods                                       24.8       16.1
     Materials and supplies                                9.3        8.2
       Total Inventories                                  34.1       24.3

  Other current assets                                    39.9       27.2
        Total Current Assets                             818.8      731.2

Other Assets                                               6.0        4.6

Property, Plant and Equipment
  Land                                                     5.1        2.7
  Buildings and improvements                              67.9       48.7
  Machinery and equipment                                191.2      159.1
  Property, plant and equipment                          264.2      210.5
  Less accumulated depreciation                           75.4       68.8
    Property - Net                                       188.8      141.7
        Total Assets                                  $1,013.6     $877.5

Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable                              $   20.9     $  8.7
  Accrued payroll, benefits and bonus                      9.7       13.7
  Accrued advertising and merchandising                   21.9       15.9
  Income taxes payable                                    17.4       19.7
  Other current liabilities                               21.7       22.7
       Total Current Liabilities                          91.6       80.7

Long-term Debt                                             0.3        0.5
Other Liabilities                                         43.2       41.4
Deferred Income Taxes                                       --        0.5

Redeemable Preference and
  Preferred Stock                                         15.3       15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000
    shares; issued 3,591,381 shares                        3.6        3.6
  Additional paid-in capital                              68.7       68.7
  Reinvested earnings                                    811.8      687.7
  Treasury common stock, at cost, 602,010 shares         (20.9)     (20.9)
      Total Common Shareholders' Equity                  863.2      739.1
        Total Liabilities and Shareholders' Equity    $1,013.6     $877.5

         See accompanying notes to consolidated financial statements.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Consolidated Financial Statements include Stokely-Van Camp, Inc. and Subsidiaries (the Company or Stokely). All significant intercompany transactions have been eliminated. The Company is a subsidiary of The Quaker Oats Company (Quaker). The divested business is included in the results of operations until its divestiture date.


Fiscal-Year Change

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the year ended December 31, 1996, represent the first full calendar year since the Company changed from a June 30 fiscal year. Previously reported amounts have been restated to conform to the current presentation.


Commodity Options and Futures Contracts

The Company uses commodity options and futures contracts in its management of commodity price exposures. Realized and unrealized gains and losses on commodity options and futures contracts that hedge commodity price exposure are deferred in inventory and subsequently included in cost of goods sold as the inventory is sold.

Inventories

Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) cost method, and include the cost of raw materials, labor and overhead. If the LIFO method of valuing these inventories was not used, total inventories would have been $0.4 million and $2.2 million higher than reported as of December 31, 1996 and 1995, respectively.

Property and Depreciation

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 40 years for buildings and improvements and from three to 12 years for machinery and equipment.

Current Accounting Change

In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The adoption of this new Statement does not have a significant impact on the Company.

Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities.


Estimates and Assumptions

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2

DIVESTITURE

On June 8, 1995, the Company completed the divestiture of the Van Camp's pork and beans business to Hunt-Wesson Inc., a subsidiary of ConAgra Inc., for $90.6 million and realized a gain of $44.9 million. Sales from the Van Camp's business were $76.2 million and $140.0 million in 1995 and 1994, respectively. The Van Camp's business had operating income of $6.9 million and $9.4 million in 1995 and 1994, respectively. Operating income includes certain allocations of overhead expenses and excludes the gain on the divestiture in 1995 and the restructuring charge in 1994 (See Note 3).

NOTE 3

RESTRUCTURING CHARGE

In 1994, the Company recorded a restructuring charge of $9.4 million for Van Camp's manufacturing consolidation and work force reductions. Net non-cash asset write-offs amounted to $5.4 million of the charge. Severance and termination benefits for the elimination of approximately 200 positions were $3.0 million in cash expenses; the remaining amount of $1.0 million in cash expenses was for other related costs. Cash outlays occurred primarily between July 1994 and June 1995 and were funded through operating cash flows. All restructuring activities were completed by the Van Camp's divestiture date. Charges to the established reserve were consistent with management's original estimate. With the divestiture of the Van Camp's business in 1995, there are no remaining reserves and no recurring savings to be realized from these restructuring activities.

NOTE 4

RELATED PARTY TRANSACTIONS

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's U.S. and Canadian Foods and Beverages business. Certain liabilities and expenses are commingled and are charged or allocated to Stokely from Quaker. With the exception of cost of sales and advertising and merchandising expenses, the majority of operating, general and administrative expenses are allocated from Quaker to Stokely.
Stokely reimburses Quaker and its affiliates for services provided for its benefit. Quaker's International Foods and Beverages business is licensed to sell Gatorade thirst quencher in international markets. In exchange for these licensing rights, Quaker pays the Company a royalty. The following summarizes the significant related party transactions other than those described elsewhere in the consolidated financial statements:

Income Taxes

Stokely is included in the consolidated Federal income tax return of Quaker. Stokely provides for current and deferred taxes as if it filed a separate consolidated tax return except that if any items are subject to limitations in Stokely's tax calculations, such limitations are determined on the basis of the Quaker consolidated group.

Employees

Current salaried and hourly employees whose services benefit the Stokely business are employees of Quaker. Their compensation is paid by Quaker. These employees also participate in certain Quaker employee benefit plans. Stokely is directly charged for actual salary costs and allocated fringe benefit costs of these employees.


Corporate Insurance Programs

Stokely participates in Quaker's consolidated insurance and risk management programs for property and casualty insurance. Stokely is directly charged for its related insurance costs.

Corporate Overhead Allocations

Quaker provides certain corporate general and administrative services to Stokely including personnel, legal, finance, facility management and utilities. These expenses are allocated to Stokely on a basis which approximates actual services provided.

Shared Operating Expenses

Quaker's U.S. and Canadian Foods and Beverages business allocates a ratable portion of shared operating expenses including sales force and brokers, certain other marketing expenses, product research and general and administrative services. These expenses are allocated to Stokely on a basis which approximates actual services provided as determined by various measures.

International Licensing Agreements

Stokely has entered into a number of licensing agreements allowing the international affiliates of Quaker to manufacture and sell certain beverage products in return for payment of licensing fees. Fees received under these agreements amounted to $5.5 million, $6.3 million and $4.1 million in 1996, 1995 and 1994, respectively.

Investing and Borrowing Arrangement

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Funds collected from operations which are remitted to Quaker increase the amount due from Quaker; conversely, operating expenses paid by Quaker reduce the receivable from Quaker or may result in a payable to Quaker. This arrangement provides for an interest rate based on the yield of U.S. Treasury Bills, as determined by the weekly U.S. Government auction. The Company may, at any time, demand repayment of all or any part of the amount due from Quaker. There were no bank lines of credit as of December 31, 1996 or 1995.

NOTE 5

LONG-TERM DEBT

                                         As of December 31,
(Dollars in Millions)                   1996           1995

Industrial Revenue Bond, 4.5%
  due through October 1, 1999           $0.5           $0.6
Less current maturities                  0.2            0.1
Long-term Debt                          $0.3           $0.5

Aggregate required payments of maturities on long-term debt for the next three calendar years are $0.2 million in 1997 and 1998 and $0.1 million in 1999.

NOTE 6

FINANCIAL INSTRUMENTS

Financial instruments are primarily used to fund operating requirements and to reduce the Company's exposure to commodity price fluctuations. The Company uses commodity options and futures contracts to reduce the risk that raw material purchases will be adversely affected as commodity prices change.


While the hedge instruments are subject to the risk of loss from commodity price changes, the losses would generally be offset by lower costs of the purchases being hedged. The Company does not use financial instruments with the objective of earning financial gains on commodity price fluctuations alone, and does not trade in commodities for which there are no underlying exposures. Management believes that its use of financial instruments to reduce risk is in the Company's best interest.

The Company primarily hedges purchases of corn sweetener. Approximately 3 percent of cost of goods sold in 1996 was in commodities that may be hedged. The Company's strategy is to typically hedge certain production requirements for various periods up to 12 months. As of December 31, 1996, approximately 75 percent of 1997 hedgeable production requirements were hedged. The fair values of these commodity instruments as of December 31, 1996 and 1995, based on quotes from brokers, were net (losses)gains of $(0.5) million and $0.3 million, respectively. Realized gains charged to cost of goods sold were $1.2 million in 1996, and were not material in 1995 and 1994.

The carrying value of cash and long-term debt approximates fair value. The counterparties to the Company's financial instruments are major financial institutions. The Company continually evaluates the creditworthiness of the counterparties and has never experienced, nor does it anticipate, nonperformance by any of its counterparties.


NOTE 7

CAPITAL STOCK

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker and the balances of common stock ($3.6 million; 3,591,381 shares issued), additional paid-in capital ($68.7 million) and treasury common stock ($20.9 million; 602,010 shares) have remained unchanged.

The Company has three series of preferred stock: voting 5% Cumulative Convertible Second Preferred Stock; non-voting 5% Cumulative Prior Preference Stock; and Serial Preferred Stock. The voting 5% Cumulative Convertible Second Preferred Stock is convertible at the holder's option, on a share for share basis, into the non-voting 5% Cumulative Prior Preference Stock. As of December 31, 1996, authorized shares were 500,000 and issued and outstanding shares were 10,800 for the 5% Cumulative Convertible Second Preferred Stock. As of December 31, 1996, 1,500,000 shares were authorized, 753,556 shares were issued, 753,223 shares were outstanding and 10,800 shares were reserved for conversion for the 5% Cumulative Prior Preference Stock. Both issues are redeemable at the Company's option for $21 per share. No Serial Preferred Stock has been issued, although 500,000 shares are authorized.

The following chart summarizes the changes in the outstanding preference and preferred stock balances:


                                          5% Cumulative         5% Cumulative
                                        Prior Preference     Convertible Second
                                              Stock            Preferred Stock
                                          $20 Par Value         $20 Par Value
Balance as of December 31, 1993              752,950                11,073
Shares Converted                                   5                    (5)
Balance as of December 31, 1994              752,955                11,068
Shares Converted                                 208                  (208)
Balance as of December 31, 1995              753,163                10,860
Shares Converted                                  60                   (60)
Balance as of December 31, 1996              753,223                10,800

NOTE 8

PENSION PLANS

Salaried and hourly employees assigned to the Company are employees of Quaker and are covered by the Quaker Retirement Plan (Plan). Plan benefits are based on compensation paid to employees and their years of service. Quaker's policy is to make contributions to the Plan within the maximum amount deductible for Federal income tax purposes. Plan assets consist primarily of equity securities and government, corporate and other fixed-income obligations. Consistent with arrangements described in Note 4, the Company was allocated pension costs of approximately $1.5 million, $3.5 million and $3.7 million in 1996, 1995 and 1994, respectively. The Company's allocated funded accrued pension costs were approximately $8.7 million and $7.4 million as of December 31, 1996 and 1995, respectively.


NOTE 9

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
AND OTHER POSTEMPLOYMENT BENEFITS

Quaker provides certain health care and life insurance benefits to substantially all retired U.S. employees and certain retired foreign employees who meet service-related eligibility requirements. Consistent with arrangements described in Note 4, the Company is allocated a portion of these costs incurred by Quaker.

The Company was allocated postretirement benefit costs of $2.5 million, $3.3 million and $3.8 million in 1996, 1995 and 1994, respectively. The Company's allocated unfunded accrued postretirement benefit costs were $33.4 million and $33.7 million as of December 31, 1996 and 1995, respectively.

Effective July 1, 1994, the Company adopted FASB Statement #112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption was a $1.5 million after-tax charge in the third quarter of 1994. The adoption of this Statement is not expected to have a material effect on operating results or cash flows in future years.

NOTE 10

SUPPLEMENTAL CASH FLOW INFORMATION

                                      Year Ended December 31,
(Dollars in Millions)          1996            1995           1994

Interest Paid                $  0.1           $ 0.1          $ 0.1
Income Taxes Paid            $100.1           $80.1          $31.3


NOTE 11

LEASES AND OTHER COMMITMENTS

Certain operating properties are rented under non-cancelable operating leases. Total rental expense under operating leases was $5.0 million, $4.7 million and $5.2 million in 1996, 1995 and 1994, respectively. Future minimum annual rentals on non-cancelable operating leases, primarily for sales and administrative offices and distribution centers, are as follows:

(Dollars in Millions)   1997    1998    1999    2000    2001    Later   Total

Total Payments          $5.0    $5.0    $4.6    $2.4    $2.3     $4.6   $23.9


The Company enters into executory contracts to promote various products. As of December 31, 1996, future commitments under these contracts amounted to $43.3 million.


NOTE 12

INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with FASB Statement #109, "Accounting for Income Taxes."

Provisions for income taxes on income before the cumulative effect of accounting change were as follows:


                                        Year Ended December 31,
(Dollars in Millions)                1996         1995        1994

Currently payable:
  Federal                           $75.2        $68.7       $31.3
  State                              15.4         17.2         5.9
  Foreign                             0.5          0.8         0.3
Total currently payable              91.1         86.7        37.5
Deferred - net:
  Federal                            (4.9)        (6.5)       (2.5)
  State                               1.1         (0.7)        0.3
  Foreign                            (0.3)        (0.3)         --
Total deferred - net                 (4.1)        (7.5)       (2.2)
Provision for income taxes          $87.0        $79.2       $35.3

The components of the deferred income tax provision (benefit) were as follows:


                                          Year Ended December 31,
(Dollars in Millions)                 1996         1995        1994

Accelerated tax depreciation         $ 0.5        $(1.7)      $(0.4)
Postretirement benefits               (1.0)         0.5        (0.8)
Accrued expenses                      (0.6)        (5.8)       (0.1)
Other                                 (3.0)        (0.5)       (0.9)
Deferred income tax (benefit)        $(4.1)       $(7.5)      $(2.2)

Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:


                                                Year Ended December 31,
(Dollars in Millions)                1996                 1995                1994
                                            % of                % of                % of
                                          Pretax              Pretax              Pretax
                                Amount    Income     Amount   Income     Amount   Income
Tax provision based on the
 Federal statutory rate          $74.2     35.0%      $75.5    35.0%      $29.5    35.0%
State and local income taxes -
 net of Federal income tax
 benefit                          10.7      5.0        10.6     4.9         4.0     4.8
Other                              2.1      1.0        (6.9)   (3.2)        1.8     2.1
Provision for income taxes       $87.0     41.0%      $79.2    36.7%      $35.3    41.9%




The sources of pretax income before the cumulative effect of accounting change were as follows:

                                               Year Ended December 31,
(Dollars in Millions)                        1996        1995       1994

U.S. sources                               $211.3      $214.1      $82.8
Foreign sources                               0.6         1.5        1.4
Income before income taxes and cumulative
   effect of accounting change             $211.9      $215.6      $84.2


Deferred tax assets and deferred tax liabilities were as follows:


                                                  As of December 31,
(Dollars in Millions)                     1996                         1995

                                  Deferred    Deferred Tax     Deferred    Deferred Tax
                                 Tax Assets    Liabilities    Tax Assets    Liabilities
Depreciation and amortization      $ 2.5         $15.4           $2.0         $14.9
Postretirement benefits             12.8            --           11.8            --
Other benefit plans                  7.9           3.5            3.5           3.3
Accrued expenses                    10.5           0.8            9.1           0.1
Other                                2.0           0.8            1.2           0.8
   Total                           $35.7         $20.5          $27.6         $19.1




Total income tax provisions (benefits) were allocated as follows: $87.0 million for continuing operations in 1996; $79.2 million for continuing operations in 1995; and $35.3 million for continuing operations and $(1.0) million for the cumulative effect of accounting change in 1994.


NOTE 13

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Millions)
                           First         Second          Third         Fourth
1996                     Quarter        Quarter        Quarter        Quarter
Net sales                 $187.1         $430.3         $358.2         $114.9
Cost of goods sold          99.7          200.6          169.1           71.3
Gross profit              $ 87.4         $229.7         $189.1         $ 43.6
Net income (loss)         $ 15.4         $ 60.4         $ 49.4         $ (0.3)

(Dollars in Millions)
                           First         Second          Third         Fourth
1995                     Quarter      Quarter(a)       Quarter        Quarter
Net sales                 $218.5         $424.0         $373.3         $114.5
Cost of goods sold         118.9          213.8          176.7           77.5
Gross profit              $ 99.6         $210.2         $196.6         $ 37.0
Net income (loss)         $ 13.4         $ 83.2         $ 51.3         $(11.5)

(a) Includes a $44.9 million pretax gain for the divestiture of the Van Camp's pork and beans business.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Stokely-Van Camp, Inc.:



We have audited the accompanying consolidated balance sheets of Stokely-Van Camp, Inc. (an Indiana corporation and subsidiary of The Quaker Oats Company) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, reinvested earnings and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stokely-Van Camp, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

As indicated in Note 9, effective July 1, 1994, the Company changed its accounting for postemployment benefits.

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




/s/ Arthur Andersen LLP
Arthur Andersen LLP


Chicago, Illinois
February 5, 1997


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors and executive officers of Stokely-Van Camp, Inc. as of March 1, 1997.

     Name                  Principal Occupation                          Age

James F. Doyle             Executive Vice President - Worldwide           44
                           Beverages of Quaker and
                           Director, Chief Executive Officer and
                           President of Stokely.

John G. Jartz              Vice President - General Counsel and           43
                           Business Development of Quaker and
                           Director, Vice President and Secretary
                           of Stokely.

Janet K. Cooper            Vice President and Treasurer of                43
                           Quaker and Stokely and Director
                           of Stokely.

Thomas L. Gettings         Vice President and Corporate                   40
                           Controller of Quaker and Stokely.


Mr. Doyle has served in his capacity since November 1994. Mr. Jartz has served in his capacity since October 1996. Ms. Cooper and Mr. Gettings have served in their capacities since July 1992. All of the above-named directors and officers have been employed by Quaker in an executive capacity for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

The following table details annual and long-term compensation paid during the Company's three most recent fiscal years and the six-month transition period ended December 31, 1995 (transition period shown as "1995.5") to the Company's Chief Executive Officer and President. No other executive officer of the Company was paid in excess of $100,000 in salary and bonus relative to their services for the Company.

                                                  SUMMARY COMPENSATION TABLE
                                                                                              Long-term
                                                   Annual Compensation                       Compensation
                                                                          Other       Restricted     Securities         All
                                                                         Annual          Stock       Underlying        Other
                            Fiscal         Salary          Bonus      Compensation      Awards         Options     Compensation
Name                       Year (1)          ($)          ($)(2)           ($)          ($)(3)         (#)(4)         ($)(5)

James F. Doyle -             1996         $351,778       $382,800         $942            -0-            -0-          $64,240
Chief Executive              1995.5       $173,004          -0-           $592          $19,610        90,000           -0-
Officer and                  1995         $332,760       $217,600          -0-          $42,449        48,000         $70,764
President of Stokely         1994         $299,208       $254,800          -0-          $25,247        48,000         $55,753


(1) The transition period is identified as Fiscal Year 1995.5 for purposes of this table.

(2) Amounts include the cash awards that have been paid under the Management Incentive Bonus Plan based on Quaker's financial performance for fiscal 1996, 1995 and 1994, respectively.


(3) Restricted stock award values reflect the fair market value of Quaker's common stock on the date of each grant. The values reflect Quaker matching awards of restricted stock under a broad-based long-term incentive program, the Incentive Investment Program. Dividends on restricted shares were and continue to be paid on an on-going basis at the same rate as paid to all shareholders. The aggregate number and value of restricted shares for Mr. Doyle, valued as of the last day of 1996 were 2,527 and $96,974, respectively.

    Upon a change in control of Quaker (see definition under Pension Plans), restricted shares outstanding on the date of the change in control will be cancelled and an immediate lump-sum cash payment will be paid which is equal to the product of (1) the higher of (i) the closing price of common stock as reported on the New York Stock Exchange Composite Index on or nearest to the date of payment (or, if not listed on such exchange, on a nationally recognized exchange or quotation system on which trading volume in the common stock is highest) or (ii) the highest per share price for common stock actually paid in connection with the change in control; and
    (2) the number of shares of such restricted stock.

(4) All stock option awards in the transition period, 1995 and 1994 were granted with an exercise price that was equal to the fair market value of Quaker's common stock on the date of the grant. In the transition period the Company made a larger than normal award of stock options in order to provide a transition to the new calendar-based fiscal year. As a result, no stock options awards were made to the Named Executives in 1996.

(5) For 1996, 1995 and 1994, amounts shown are the total of the value of the stock allocations under The Quaker Employee Stock Ownership Plan ("ESOP"), and cash awards based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocation made directly under the ESOP.


The following table contains information covering the exercise of options by the Chief Executive Officer and President during 1996 and unexercised options held as of the end of 1996.



                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                         FISCAL YEAR-END OPTION VALUES

                                                 Number of Securities Underlying       Value of Unexercised, In-the-
                                               Unexercised Options at Fiscal Year         Money Options at Fiscal
                                                             End(#)                            Year End ($)(2)

                     Shares          Value
                   Acquired On     Realized
Name              Exercise (#)      ($)(1)        Exercisable    Unexercisable          Exercisable    Unexercisable
James F. Doyle       15,204        $267,939         258,068         76,620               $1,373,930       $316,274

(1) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the date of exercise.

(2) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the last day of 1996.



Pension Plans

Quaker  and  its  subsidiaries  maintain several  pension  plans.   The  Quaker
Retirement  Plan  (Retirement  Plan),  which  is  the  principal  plan,  is   a
noncontributory, defined benefit plan covering eligible salaried and hourly employees of the Company who have completed one year of service as defined by the Retirement Plan.

Under the Retirement Plan, the participant accrues a benefit based upon the greater of a Years-of-Service Formula and an Earnings/Service Formula. Under the Years-of-Service Formula, participants accrue annual benefits equivalent to credited years of service times $216. Under the Earnings/Service Formula, a participant's benefit is the sum of two parts:

1. Past Service Accrual -- Benefits accrued through December 31, 1993 are set at the greater of (a) those earned or (b) 1% of Five-Year Average earnings to $22,700 plus 1.65% of earnings above $22,700, times credited years of service; and

2. Future Service Accrual -- For each year beginning January 1, 1994 and after, participants accrue benefits of 1.75% of annual earnings to 80% of the Social Security wage base plus 2.5% of annual earnings above 80% of the Social Security wage base.

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

The estimated annual retirement benefits that Mr. Doyle would receive under the Retirement Plan, The Quaker 415 Excess Benefit Plan, and The Quaker Eligible Earnings Adjustment Plan, if he retired at age 65, are $304,418. This amount assumes that he will continue to work for Quaker until his normal retirement date and that his earnings will remain the same as in year 1996 and that he will elect a straight-lifetime benefit without survivor benefits. Payment options such as a lump sum or other annuities are available.

The Retirement Plan assures active and retired employees that, to the extent of sufficient plan assets, it will continue in effect for a reasonable period following a change in control of Quaker without a reduction of anticipated benefits, and under certain circumstances may provide increased benefits. Generally, under the Retirement Plan, a change in control shall be deemed to have occurred in any of the following circumstances:

(i) An acquisition of 30% or more of Quaker stock unless such acquisition is pursuant to an agreement with Quaker approved by its Board before the acquirer becomes the beneficial owner of 5% of Quaker's outstanding voting power;

(ii) A majority of Quaker's Board is comprised of persons who were not nominated by its Board for election as directors;

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

The following table presents information with respect to all persons known to Stokely to own more than 5% of any other class of Stokely's voting securities as of March 1, 1997. Each beneficial owner has, to the knowledge of Stokely, sole voting power and sole investment power with respect to the shares listed opposite such owner's name.


                                                       Amount and      Percent
                       Name and Address                Nature of       of
Title of Class         of Beneficial Owner             Ownership       Class

Second Preferred       The William B. Stokely, Jr.      2,012           18.6
Stock (1)              Foundation
                       620 Campbell Station Road
                       Station West, Suite 4
                       Knoxville, TN 37922

                       Marjorie M. Cochran              1,125           10.4
                       Wesley Woods Towers #808
                       1825 Clifton Rd NE
                       Atlanta, GA 30329-4047

                       Esther M. Minter                 1,125           10.4
                       230 East College Street
                       Griffin, GA 30223-4348

                       Cooper N. Mills                    926            8.6
                       666 Brook Circle
                       Griffin, GA 30223-4413

(1) Holders of common stock and Second Preferred Stock vote collectively and not as a separate class. As of December 31, 1996, the outstanding shares of Second Preferred Stock comprise less than 1% of the aggregate number of outstanding shares of common stock and Second Preferred Stock.


The table below sets forth information with respect to beneficial ownership of common stock of Quaker by the directors and named executive officers of Stokely as of March 1, 1997, and by the directors and by the named executive officers, and executive officers as a group. Shares subject to acquisition within 60 days through the exercise of stock options are included in the first column and are shown separately in the second column. No director or officer and named executive officers owns any equity securities of Stokely.


                                               Amount                 Shares Subject
                                           of Beneficial              to Acquisition
                                            Ownership(a)             Within 60 Days(a)

James F. Doyle                               298,548(b)(c)                258,068

John G. Jartz                                 87,679(b)(c)(d)              72,774

Janet K. Cooper                               73,976(b)(c)                 66,250

All Directors and Officers as a group        518,540(b)(c)(d)             446,800


(a) Unless otherwise indicated, each named individual and each person in the group has sole voting power and sole investment power with respect to shares shown. These shares represent less than 1 percent for every person, and less than 1 percent for all directors and officers as a group, of the total shares outstanding, including shares subject to acquisition within 60 days following March 1, 1997.

(b) The figures shown for these directors and executive officers include an aggregate of 21,449 shares (which includes 3,922 shares on the basis of the conversion of 1,816 shares of Series B ESOP Convertible Preferred at the conversion rate of 2.16) allocated to them in The Quaker Employee Stock
Ownership Plan. The directors each hold the following number of shares under this plan: Mr. Doyle, 7,039; Mr. Jartz, 5,075; and Ms. Cooper, 5,370.

(c) The figures shown for these directors and executive officers include an aggregate of 4,512 shares granted to them under The Quaker Long Term Incentive Plan of 1990 for which the restricted period has not lapsed. The directors each hold the following number of shares under this plan: Mr. Doyle, 2,527; Mr. Jartz, 607; and Ms. Cooper, 388.

(d) The figures shown for these directors and executive officers include an aggregate of 3,183 shares representing their proportionate interests in the Quaker Stock Fund of The Quaker Investment Plan. The directors each hold the following number of shares under this plan: Mr. Jartz, 2,130.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of related transactions with Quaker, reference should be made to Part II, Items 7 and 8. See Notes 1, 4, 8 and 9 to the consolidated financial statements.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION







                                             Year Ended December 31,
(Dollars in Millions)                  1996           1995           1994

ITEM

Depreciation                         $ 15.2         $ 15.1         $ 14.3

Advertising & Merchandising          $257.1         $278.5         $303.9


                                  SIGNATURES


Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      STOKELY-VAN CAMP, INC.
                                         (Registrant)


                                      By: /s/ James F. Doyle
                                          James F. Doyle
                                          Chief Executive Officer,
                                          President and Director

Date: March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                         Title



/s/ James F. Doyle                                Chief Executive Officer,
James F. Doyle                                    President and Director



/s/ Janet K. Cooper                               Vice President, Treasurer
Janet K. Cooper                                   (Principal Financial Officer)
                                                  and Director



/s/John G. Jartz                                  Vice President,
John G. Jartz                                     Secretary and Director



/s/ Thomas L. Gettings                            Vice President and Corporate
Thomas L. Gettings                                Controller


                                 EXHIBIT INDEX

                                                                     Paper (P),
                                                                 Electronic (E)
EXHIBIT                                                      or Incorporated by
NO.        DESCRIPTION                                         Reference (IBRF)

3(a)       Restated Articles of Incorporation of Stokely-Van          IBRF
           Camp, Inc. as of February 14, 1994
           (incorporated by reference to
           the Company's Form 10-K for the fiscal year ended June 30, 1995, file number 1-2944)

3(b)       By-Laws of Stokely-Van Camp, Inc.                          IBRF
           (incorporated by reference to
           the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-2944)

10(a)(1)   GATORADE Trust Agreement dated January 1, 1984             IBRF
           (incorporated by reference to the Company's Form
           10-K for the fiscal year ended June 30, 1984, file number 1-2944)

10(a)(2)   First Amendment to GATORADE Trust Agreement                IBRF
           dated January 1, 1984, effective January 1, 1993
           (incorporated by reference to the Company's Form
           10-KT for the transition period ended December
           31, 1995, file number 1-2944)

21         Subsidiaries of the Registrant                             E




