Form 10-Q
period 1997-03-31
STOKELY VAN CAMP INC
filed 1997-05-09
CIK 94567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1997


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


                          YES   XX       NO ___


The  registrant had 2,989,371 shares of Common Stock outstanding on April   30,
1997, all of which were held by The Quaker Oats Company.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q




                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Three Months
         Ended March 31, 1997 and 1996                        3

     Condensed Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996                 4

     Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1997 and 1996                              5

     Notes to the Condensed Consolidated Financial
         Statements                                         6-7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations      8-9

PART II - OTHER INFORMATION                                  10


SIGNATURES                                                   11


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)





                                                   Three Months Ended
Dollars in Millions                                     March 31,
                                                   1997           1996

Net sales                                         $215.9         $187.1
Cost of goods sold                                 107.2           99.7
Gross profit                                       108.7           87.4

Selling, general and administrative expenses        76.0           71.1
Interest income - net                              (11.7)          (9.0)

Income before income taxes                          44.4           25.3
Provision for income taxes                          18.2            9.9


Net income                                          26.2           15.4

Dividends on preference and preferred stock         (0.2)          (0.2)
Reinvested Earnings - Beginning Balance            811.8          687.7
Reinvested Earnings - Ending Balance              $837.8         $702.9






  See accompanying notes to the condensed consolidated financial statements.



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                      March 31,     December 31,
Dollars in Millions                                     1997            1996

ASSETS
Current Assets:
  Cash and cash equivalents                           $   14.1       $    5.3
  Due from The Quaker Oats Company                       697.1          715.3
  Trade accounts receivable - net of allowances           69.7           24.2
  Inventories:
    Finished goods                                        56.4           24.8
    Materials and supplies                                12.3            9.3
      Total inventories                                   68.7           34.1
  Other current assets                                    36.1           39.9
      Total Current Assets                               885.7          818.8

Other Assets                                               3.4            6.0

Property, plant and equipment                            270.8          264.2
Less accumulated depreciation                             78.4           75.4
    Property - Net                                       192.4          188.8
         Total Assets                                 $1,081.5       $1,013.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                              $   38.0       $   20.9
  Accrued payroll, benefits and bonus                     10.0            9.7
  Accrued advertising and merchandising                   21.3           21.9
  Income taxes payable                                    39.8           17.4
  Other current liabilities                               24.4           21.7
        Total Current Liabilities                        133.5           91.6

Long-term Debt                                             0.3            0.3
Other Liabilities                                         43.2           43.2

Redeemable Preference and
  Preferred Stock                                         15.3           15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10 million
     shares; issued 3,591,381 shares                       3.6            3.6
  Additional paid-in capital                              68.7           68.7
  Reinvested earnings                                    837.8          811.8
  Treasury common stock, at cost, 602,010 shares         (20.9)         (20.9)
     Total Common Shareholders' Equity                   889.2          863.2
        Total Liabilities and Shareholders' Equity    $1,081.5       $1,013.6



  See accompanying notes to the condensed consolidated financial statements.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                             Three Months Ended
Dollars in Millions                                               March 31,
                                                              1997        1996

Cash Flows from Operating Activities:
  Net income                                                 $ 26.2      $ 15.4
  Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                         4.4         4.0
          Loss on disposition of property and equipment         1.6         0.1
          Increase in trade accounts receivable               (45.5)      (40.3)
          Increase in inventories                             (34.6)      (30.7)
          Decrease (increase) in other current assets           3.8        (5.5)
          Increase in trade accounts payable                   17.1        15.3
          Increase in income taxes payable                     22.4         3.1
          Increase in other current liabilities                 2.4         8.1
          Other items                                           2.2         4.9

          Net Cash Used in Operating Activities                 ---       (25.6)

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                   (9.2)      (13.3)

          Net Cash Used in Investing Activities                (9.2)      (13.3)


Cash Flows from Financing Activities:
  Change in amount due from The Quaker Oats Company            18.2        45.9
  Cash dividends                                               (0.2)       (0.2)
  Reduction of long-term debt                                   ---        (0.1)
         Net Cash Provided by Financing Activities             18.0        45.6

Net Increase in Cash and Cash Equivalents                       8.8         6.7
Cash and Cash Equivalents - Beginning of Year                   5.3         8.4
Cash and Cash Equivalents - End of Quarter                   $ 14.1      $ 15.1



  See accompanying notes to the condensed consolidated financial statements.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997


Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1997 and 1996, the condensed consolidated balance sheet as of March 31, 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of March 31, 1997, authorized shares were 500,000 and issued and outstanding shares were 10,700. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of March 31, 1997, authorized shares were 1,500,000, issued shares were 753,656 and outstanding shares were 753,323.

Both issues are redeemable at the Company's option for $21 per share.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997


Note 3 - Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 4 - Pending Accounting Change

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement #128, "Earnings Per Share." The adoption of this new Statement will not have a significant impact on the Company.


Note 5 - Subsequent Event

On March 27, 1997, Quaker announced a definitive agreement to sell 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. The transaction is subject to certain conditions including the receipt of regulatory approvals. Management expects the transaction to be completed in the second quarter of 1997. As a result of this transaction, a Snapple facility in Tolleson, Arizona will remain with Quaker and be transferred to the Company as a Gatorade thirst quencher facility. The net book value to be transferred to the Company is approximately $40 million.



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 Compared With
Three Months Ended March 31, 1996

Operating Results

Consolidated net sales for the three months ended March 31, 1997, were $215.9 million, up 15 percent from the three months ended March 31, 1996. This increase is primarily due to higher Gatorade thirst quencher sales in the United States. Gatorade thirst quencher sales and volume in the United States increased 15 percent, reflecting incremental sales from a new product, Gatorade Frost, and core business growth. Price changes did not significantly affect sales.

Gross profit margin increased to 50.3 percent of sales from 46.7 percent last year primarily due to lower packaging and ingredient costs. Selling, general and administrative (SG&A) expenses increased 7 percent primarily due to increases in advertising and merchandising (A&M) expenses. However, as a percent of sales, A&M expenses decreased to 20.9 percent for the three months ended March 31, 1997, as compared to 22.4 percent of sales for the three months ended March 31, 1996. Media spending to support the Gatorade Frost launch will begin in the second quarter.

Interest and Income Taxes

Net interest income of $11.7 million increased $2.7 million from last year stemming from higher average amounts due from The Quaker Oats Company and higher interest rates.

The effective tax rate for the three months ended March 31, 1997, was 41.0 percent versus 39.1 percent last year. The lower rate for the three months ended March 31, 1996, was due to favorable tax treatment of operations in Puerto Rico.

Liquidity and Capital Resources

Net cash from operating activities was zero for the three months ended March 31, 1997, and net cash used in operating activities was $25.6 million for the three months ended March 31, 1996. The increase in cash flows was primarily due to higher net income and an increase in income taxes payable. Capital expenditures for the three months ended March 31, 1997 and 1996, were $9.2 million and $13.3 million, respectively. Capital expenditures are expected to increase during the remainder of the current year as Quaker continues its expansion of production capacity for Gatorade thirst quencher in the United States. The Company expects that its future capital expenditures and cash dividends will be financed through cash flows from operating activities.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pending Accounting Change

In  March  1997,  the FASB issued Statement #128, "Earnings  Per  Share."   The
adoption of this new Statement will not have a significant impact on the Company.

Subsequent Event

On March 27, 1997, Quaker announced a definitive agreement to sell 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. The transaction is subject to certain conditions including the receipt of regulatory approvals. Management expects the transaction to be completed in the second quarter of 1997. As a result of this transaction, a Snapple facility in Tolleson, Arizona will remain with Quaker and be transferred to the Company as a Gatorade thirst quencher facility. The net book value to be transferred to the Company is approximately $40 million.

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

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on the level of competition from its two key competitors, Coca-Cola Co. and PepsiCo Inc., and the projected outcome of supply chain management programs, capital spending plans, markets for key commodities, especially PET resins and cardboard, and the efficiency and effectiveness of A&M programs.


                          PART II - OTHER INFORMATION





All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date: May 9, 1997             Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller


