Form 10-Q
period 1997-06-30
STOKELY VAN CAMP INC
filed 1997-08-13
CIK 94567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                 For the quarterly period ended June 30, 1997


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


                          YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on July 31, 1997, all of which were held by The Quaker Oats Company.




                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q



                                                                    Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Six and Three Months
         Ended June 30, 1997 and 1996                                3-4

     Condensed Consolidated Balance Sheets as of
         June 30, 1997 and December 31, 1996                           5

     Condensed Consolidated Statements of Cash
         Flows for the Six Months Ended
         June 30, 1997 and 1996                                        6

     Notes to the Condensed Consolidated Financial
         Statements                                                  7-9

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations             10-12

PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders     13

SIGNATURES                                                            14



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)





                                                Six Months Ended
Dollars in Millions                                 June 30,
                                                 1997       1996

Net sales                                      $649.6     $617.4
Cost of goods sold                              299.6      300.3
Gross profit                                    350.0      317.1

Selling, general and administrative expenses    227.4      206.7
Interest income - net                           (22.1)     (18.1)

Income before income taxes                      144.7      128.5
Provision for income taxes                       59.4       52.7

Net Income                                       85.3       75.8

Dividends on preference and preferred stock      (0.4)      (0.4)
Reinvested Earnings - Beginning Balance         811.8      687.7
Reinvested Earnings - Ending Balance           $896.7     $763.1



  See accompanying notes to the condensed consolidated financial statements.





                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)






                                                Three Months Ended
Dollars in Millions                                  June 30,
                                                  1997      1996

Net sales                                      $433.7     $430.3
Cost of goods sold                              192.4      200.6
Gross profit                                    241.3      229.7

Selling, general and administrative expenses    151.4      135.6
Interest income - net                           (10.4)      (9.1)

Income before income taxes                      100.3      103.2
Provision for income taxes                       41.2       42.8


Net Income                                       59.1       60.4

Dividends on preference and preferred stock      (0.2)      (0.2)
Reinvested Earnings - Beginning Balance         837.8      702.9
Reinvested Earnings - Ending Balance           $896.7     $763.1



  See accompanying notes to the condensed consolidated financial statements.





                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                         June 30,   December 31,
Dollars in Millions                                        1997          1996

ASSETS
Current Assets:
  Cash and cash equivalents                               $    4.3     $    5.3
  Due from The Quaker Oats Company                           760.3        715.3
  Trade accounts receivable - net of allowances              108.5         24.2
  Inventories:
    Finished goods                                            58.5         24.8
    Materials and supplies                                    11.5          9.3
      Total inventories                                       70.0         34.1
  Other current assets                                        38.2         39.9
      Total Current Assets                                   981.3        818.8

Other Assets                                                   0.7          6.0

Property, plant and equipment                                319.2        264.2
Less accumulated depreciation                                 84.3         75.4
    Property - Net                                           234.9        188.8
      Total Assets                                        $1,216.9     $1,013.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                  $   49.4     $   20.9
  Accrued payroll, benefits and bonus                         10.9          9.7
  Accrued advertising and merchandising                       45.1         21.9
  Income taxes payable                                        69.6         17.4
  Other current liabilities                                   32.7         21.7
      Total Current Liabilities                              207.7         91.6

Long-term Debt                                                 0.3          0.3
Other Liabilities                                             43.1         43.2
Deferred Income Taxes                                          2.4            -

Redeemable Preference and
   Preferred Stock                                            15.3         15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10 million shares;
    issued 3,591,381 shares                                    3.6          3.6
  Additional paid-in capital                                  68.7         68.7
  Reinvested earnings                                        896.7        811.8
  Treasury common stock, at cost, 602,010 shares             (20.9)       (20.9)
    Total Common Shareholders' Equity                        948.1        863.2
     Total Liabilities and Shareholders' Equity           $1,216.9     $1,013.6



  See accompanying notes to the condensed consolidated financial statements.




                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                               Six Months Ended
Dollars in Millions                                                June 30,
                                                                 1997     1996

Cash Flows from Operating Activities:
  Net income                                                   $85.3     $75.8
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Deferred income taxes                                       2.4       0.2
     Depreciation and amortization                               9.8       8.0
     Loss on disposition of property and equipment               5.3       0.3
     Increase in trade accounts receivable                     (84.3)    (81.4)
     Increase in inventories                                   (35.9)    (30.8)
     Decrease (increase) in other current assets                 1.7      (1.6)
     Increase in trade accounts payable                         28.5      19.5
     Increase in income taxes payable                           52.2      37.8
     Increase in other current liabilities                      35.4      51.3
     Other items                                                 4.9      11.2

     Net Cash Provided by Operating Activities                 105.3      90.3

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                   (21.5)    (23.7)

      Net Cash Used in Investing Activities                    (21.5)    (23.7)

Cash Flows from Financing Activities:
   Change in amount due from The Quaker Oats Company           (84.4)    (59.0)
   Cash dividends                                               (0.4)     (0.4)
   Reduction of long-term debt                                     -      (0.1)
      Net Cash Used in Financing Activities                    (84.8)    (59.5)

Net (Decrease) Increase in Cash and Cash Equivalents            (1.0)      7.1
Cash and Cash Equivalents - Beginning of Period                  5.3       8.4
Cash and Cash Equivalents - End of Period                      $ 4.3     $15.5



  See accompanying notes to the condensed consolidated financial statements.




                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1997 and 1996, the condensed consolidated balance sheet as of June 30, 1997, and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1997, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of June 30, 1997, authorized shares were 500,000 and issued and outstanding shares were 10,500. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of June 30, 1997, authorized shares were 1,500,000, issued shares were 753,856 and outstanding shares were 753,523.

Both issues are redeemable at the Company's option for $21 per share.



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


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


Note 4 - Pending Accounting Change

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement #128, "Earnings Per Share." The Company will adopt this statement during the fourth quarter. The adoption of this new Statement will not have a significant impact on the Company.

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131 "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosures for segments from current standards. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.


Note 5 - Sale of Snapple Beverages

On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was  transferred  to the Company as  a  Gatorade  thirst  quencher
facility.   The  net book value of the assets transferred to  the  Company  was
$39.4 million.


Note 6 - Derivative Commodity Instruments

The Company actively monitors its exposure to commodity price risk and occasionally uses futures and options to reduce price exposure on purchased or anticipated purchases of commodities. Complex instruments involving leverage or multipliers are not used. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it utilize instruments where there are not underlying exposures. Management believes that its use of derivative commodity instruments to reduce risk is in the Company's best interest. Currently the Company has no commodity hedges outstanding.



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of hedge instruments must have a high degree of inverse correlation with changes in market values of the underlying hedged item. Commodity derivatives that meet these hedge criteria are accounted for under the deferral method (discussed below). Derivatives that do not meet these hedge criteria are accounted for under the fair value method with gains or losses recognized currently in the condensed consolidated income statement as a component of cost of goods sold. For hedges of anticipated transactions, the Company has a policy that the significant characteristics and terms of the anticipated transaction must be identified and the transaction must be probable of occurring to qualify for deferral method accounting.

Under the deferral method, gains and losses on derivative instruments are deferred in the condensed consolidated balance sheet as a component of other current assets (if a loss) or other accrued liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the condensed consolidated income statement as a component of cost of goods sold.



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1997 Compared With
Six Months Ended June 30, 1996

Operating Results

Consolidated net sales for the six months ended June 30, 1997, were $649.6 million, up 5 percent from the six months ended June 30, 1996. This increase is primarily due to higher Gatorade thirst quencher sales in the United States. Gatorade thirst quencher sales and volume in the United States increased 4 percent and 5 percent, respectively, reflecting incremental sales from a new product, Gatorade Frost, and core business growth. An initial strong season sell-in, resulting in a 15 percent first quarter sales increase, was partly offset in the second quarter as cool and wet spring weather in the United
States depressed seasonal demand. Price changes did not significantly affect the comparison of current year and prior year sales.

Gross profit margin increased to 53.9 percent of sales from 51.4 percent last year primarily due to lower packaging costs. Selling, general and administrative (SG&A) expenses increased 10 percent primarily due to increases in advertising and merchandising (A&M) expenses. The increase in A&M expenses was driven by media spending for the Gatorade Frost launch and support of other growth initiatives. As a percent of sales, A&M expenses increased to 24.5 percent for the six months ended June 30, 1997, as compared to 23.4 percent for the six months ended June 30, 1996.

Interest and Income Taxes

Net interest income of $22.1 million increased $4.0 million from last year stemming from higher average amounts due from The Quaker Oats Company and higher interest rates.

The  effective  tax rate for the six months ended June 30, 1997 and  1996,  was
41.1 percent and 41.0 percent, respectively.


Three Months Ended June 30, 1997 Compared With
Three Months Ended June 30, 1996

Operating Results

Consolidated net sales for the three months ended June 30, 1997, were $433.7 million, an increase of 1 percent from the three months ended June 30, 1996. An increase in export sales was partly offset by a decrease in Gatorade thirst quencher in the United States. Gatorade thirst quencher sales in the United States declined 1 percent on flat volume; however, exceptionally strong sales growth of 17 percent in the prior year affected the comparison. Current year sales were also adversely impacted by cool and wet spring weather in the United States which depressed seasonal demand. Price changes did not significantly affect the comparison of current and prior year sales.


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit margin increased to 55.6 percent of sales from 53.4 percent last year primarily due to lower packaging costs. SG&A expenses increased 12 percent primarily due to increases in A&M expenses. Media spending to support the Gatorade Frost launch began in the current quarter. As a percent of sales, A&M expenses increased to 26.3 percent for the three months ended June 30, 1997, as compared to 23.9 percent for the three months ended June 30, 1996.

Interest and Income Taxes

Net interest income of $10.4 million increased $1.3 million from last year stemming from higher average amounts due from The Quaker Oats Company and higher interest rates.

The effective tax rate for the three months ended June 30, 1997, was 41.1 percent versus 41.5 percent last year.


Liquidity and Capital Resources

Net cash provided by operating activities was $105.3 million and $90.3 million for the six months ended June 30, 1997 and 1996, respectively. The increase in cash flows was primarily due to higher net income. Capital expenditures for the six months ended June 30, 1997 and 1996, were $21.5 million and $23.7 million, respectively. Capital expenditures are expected to increase slightly during the remainder of the current year as Quaker continues its expansion of production capacity for Gatorade thirst quencher in the United States. The Company expects that its future capital expenditures and cash dividends will be financed through cash flows from operating activities.

Pending Accounting Change

In  March  1997,  the FASB issued Statement #128, "Earnings  Per  Share."   The
Company will adopt this Statement during the fourth quarter. The adoption of this new Statement will not have a significant impact on the Company.

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131 "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosures for segments from current standards. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sale of Snapple Beverages

On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was  transferred  to  the Company  as  a  Gatorade  thirst  quencher
facility.   The  net book value of the assets transferred to  the  Company  was
$39.4 million.


Cautionary Statement on Forward-Looking Statements

Forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and
Analysis.   The  Company's  results may differ materially from  those in the
forward-looking  statements.   Forward-looking   statements  are  based  on
management's  current views and assumptions and involve risks and uncertainties
that  could  significantly  affect expected results.   For example,  operating
results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; and fluctuations in the cost and availability of supply chain resources.

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



                          PART II - OTHER INFORMATION


Item 4    Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Shareholders on May 7, 1997. Represented at the Meeting, either in person or by proxy, were 2,989,371 voting shares, of a total 3,000,444 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

          (c) To elect three directors to each serve for a one-year term or until their successors are elected and qualified. All nominees are named below.

               -    James F. Doyle
                    Votes for Election - 2,989,371

               -    John G. Jartz
                    Votes for Election - 2,989,371

               -    Janet K. Cooper
                    Votes for Election - 2,989,371

                    There were no votes withheld, against, abstentions or broker non-votes with respect to the election of any nominee named above.


All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.






                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date: August 13, 1997         Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller