Form 10-Q
period 1997-09-30
STOKELY VAN CAMP INC
filed 1997-11-13
CIK 94567

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


         For the quarterly period ended September 30, 1997


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


                          YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on October 31, 1997, all of which were held by The Quaker Oats Company.



              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                        INDEX TO FORM 10-Q



                                                              Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income and
         Reinvested Earnings for the Nine and Three
         Months Ended September 30, 1997 and 1996             3-4


     Condensed Consolidated Balance Sheets as of
         September 30, 1997 and December 31, 1996               5

     Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended
         September 30, 1997 and 1996                            6

     Notes to the Condensed Consolidated Financial
         Statements                                           7-9

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10-12


PART II - OTHER INFORMATION                                    13

SIGNATURES                                                     14




              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS
                            (UNAUDITED)


                                                 Nine Months Ended
Dollars in Millions                                 September 30,
                                                   1997       1996

Net sales                                      $1,051.7     $975.6
Cost of goods sold                                484.8      469.4
Gross profit                                      566.9      506.2

Selling, general and administrative expense       361.5      322.2
Interest income - net                             (32.8)     (28.3)

Income before income taxes                        238.2      212.3
Provision for income taxes                         97.8       87.1


Net Income                                        140.4      125.2

Dividends on preference and preferred stock        (0.6)      (0.6)
Reinvested Earnings - Beginning Balance           811.8      687.7
Reinvested Earnings - Ending Balance           $  951.6     $812.3



See accompanying notes to the condensed consolidated financial statements.




              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND REINVESTED EARNINGS
                            (UNAUDITED)


                                                     Three Months
                                                        Ended
Dollars in Millions                                  September 30,
                                                   1997       1996

Net sales                                        $402.1     $358.2
Cost of goods sold                                185.2      169.1
Gross profit                                      216.9      189.1

Selling, general and administrative expenses      134.1      115.5
Interest income - net                             (10.7)     (10.2)

Income before income taxes                         93.5       83.8
Provision for income taxes                         38.4       34.4


Net Income                                         55.1       49.4

Dividends on preference and preferred stock        (0.2)      (0.2)
Reinvested Earnings - Beginning Balance           896.7      763.1
Reinvested Earnings - Ending Balance             $951.6     $812.3



See accompanying notes to the condensed consolidated financial statements.




              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                                 September 30,   December 31,
Dollars in Millions                                  1997            1996

ASSETS
Current Assets:
  Cash and cash equivalents                        $    5.1      $    5.3
  Due from The Quaker Oats Company                    837.7         715.3
  Trade accounts receivable - net of allowances        62.3          24.2
  Inventories:
    Finished goods                                     33.1          24.8
    Materials and supplies                              6.9           9.3
      Total inventories                                40.0          34.1
  Other current assets                                 39.7          39.9
      Total Current Assets                            984.8         818.8

Other Assets                                            7.9           6.0

Property, plant and equipment                         323.4         264.2
Less accumulated depreciation                          86.8          75.4
  Property - Net                                      236.6         188.8
      Total Assets                                 $1,229.3      $1,013.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                           $   23.9      $   20.9
  Accrued payroll, benefits and bonus                   8.3           9.7
  Accrued advertising and merchandising                36.9          21.9
  Income taxes payable                                 69.6          17.4
  Other current liabilities                            26.4          21.7
      Total Current Liabilities                       165.1          91.6

Long-term Debt                                          0.2           0.3
Other Liabilities                                      43.1          43.2
Deferred Income Taxes                                   2.6            --

Redeemable Preference and
  Preferred Stock                                      15.3          15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10 million shares; issued 3,591,381 shares          3.6           3.6
  Additional paid-in capital                           68.7          68.7
  Reinvested earnings                                 951.6         811.8
  Treasury common stock, at cost, 602,010 shares      (20.9)        (20.9)
    Total Common Shareholders' Equity               1,003.0         863.2
      Total Liabilities and Shareholders' Equity   $1,229.3      $1,013.6



See accompanying notes to the condensed consolidated financial statements.




              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                      Nine Months Ended
Dollars in Millions                                     September 30,
                                                        1997       1996

Cash Flows from Operating Activities:
  Net income                                           $140.4     $125.2
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred income taxes                               2.6        0.9
      Depreciation and amortization                      15.8       12.0
      Loss on disposition of property and equipment      10.5        0.5
      Increase in trade accounts receivable             (38.1)     (24.4)
      Increase in inventories                            (5.9)      (8.6)
      Decrease (increase) in other current assets         0.2       (3.5)
      Increase in trade accounts payable                  3.0       15.8
      Increase in income taxes payable                   52.2       68.2
      Increase in other current liabilities              18.3       34.0
      Other items                                        (1.7)      (4.9)

      Net Cash Provided by Operating Activities         197.3      215.2

Cash Flows from Investing Activities:
  Additions to property, plant and equipment            (35.0)     (43.4)

      Net Cash Used in Investing Activities             (35.0)     (43.4)

Cash Flows from Financing Activities:
  Change in amount due from The Quaker Oats Company    (161.8)    (171.5)
  Cash dividends                                         (0.6)      (0.6)
  Reduction of long-term debt                            (0.1)      (0.2)
      Net Cash Used in Financing Activities            (162.5)    (172.3)

Net Decrease in Cash and Cash Equivalents                (0.2)      (0.5)
Cash and Cash Equivalents - Beginning of Period           5.3        8.4
Cash and Cash Equivalents - End of Period              $  5.1     $  7.9



See accompanying notes to the condensed consolidated financial statements.




              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                        SEPTEMBER 30, 1997


Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1997 and 1996, the condensed consolidated balance sheet as of September 30, 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of September 30, 1997, authorized shares were 500,000 and issued and outstanding shares were 10,400. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of September 30, 1997, authorized shares were 1,500,000, issued shares were 753,956 and outstanding shares were 753,623.

Both issues are redeemable at the Company's option for $21 per share.



              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                        SEPTEMBER 30, 1997


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


Note 4 - Pending Accounting Change

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement #128, "Earnings Per Share." The Company will adopt this statement during the fourth quarter of 1997. The adoption of this new Statement will not have a significant impact on the Company.

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




              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                        SEPTEMBER 30, 1997


Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of hedge instruments must have a high degree of inverse correlation with changes in market values of the underlying hedged item. Commodity derivatives that meet these hedge criteria are accounted for under the deferral method (discussed below). Derivatives that do not meet these hedge criteria are accounted for under the fair value method with gains or losses recognized currently in the condensed consolidated statement of income as a component of cost of goods sold. For hedges of anticipated transactions, the Company has a policy that the significant characteristics and terms of the anticipated transaction must be identified and the transaction must be probable of occurring to qualify for deferral method accounting.

Under the deferral method, gains and losses on derivative instruments are deferred in the condensed consolidated balance sheet as a component of other current assets (if a loss) or other accrued liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the condensed consolidated statement of income as a component of cost of goods sold.





              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997 Compared With
Nine Months Ended September 30, 1996

Operating Results

Consolidated net sales for the nine months ended September 30, 1997, were $1.1 billion, up 8 percent from the nine months ended September 30, 1996. This increase is primarily due to higher Gatorade thirst quencher sales in the United States. Gatorade thirst quencher sales and volume in the United States increased 7 percent, reflecting incremental sales from a new product, Gatorade Frost, and core business growth resulting in market share gains. Price changes did not significantly affect the comparison of current year and prior year sales.

Gross profit margin increased to 53.9 percent of sales from 51.9 percent last year primarily due to lower packaging costs. Selling, general and administrative (SG&A) expenses increased 12 percent primarily due to increases in advertising and merchandising (A&M) expenses. The increase in A&M expenses was driven, in part, by media spending for Gatorade Frost. As a percent of sales, A&M expenses increased to 24.1 percent for the nine months ended September 30, 1997, as compared to 23.1 percent for the nine months ended September 30, 1996.

Interest and Income Taxes

Net interest income of $32.8 million increased $4.5 million from last year stemming from higher average amounts due from The Quaker Oats Company and higher interest rates.

The effective tax rate for the nine months ended September 30, 1997 and 1996, was 41.1 percent and 41.0 percent, respectively.

Three Months Ended September 30, 1997 Compared With
Three Months Ended September 30, 1996

Operating Results

Consolidated net sales for the three months ended September 30, 1997, were $402.1 million, an increase of 12 percent from the three months ended September 30, 1996. This increase is primarily due to higher Gatorade thirst quencher sales in the United States. Gatorade thirst quencher sales and volume in the United States increased 11 percent and 12 percent, respectively, driven by incremental sales of Gatorade Frost and strong execution of retail in-store initiatives, including increased shelf space and improved displays. Price changes did not significantly affect the comparison of current and prior year sales.




              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit margin increased to 53.9 percent of sales from 52.8 percent last year primarily due to lower packaging costs. SG&A expenses increased 16 percent primarily due to increases in A&M expenses to support growth initiatives. As a percent of sales, A&M expenses increased to 23.7 percent for the three months ended September 30, 1997, as compared to 22.6 percent for the three months ended September 30, 1996.


Interest and Income Taxes

Net interest income of $10.7 million increased $0.5 million from last year stemming from higher average amounts due from The Quaker Oats Company.

The effective tax rate for the three months ended September 30, 1997 and 1996, was 41.1 percent.


Liquidity and Capital Resources

Net cash provided by operating activities was $197.3 million and $215.2 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash flows was driven in part by an increase in accounts receivable. Capital expenditures for the nine months ended September 30, 1997 and 1996, were $35.0 million and $43.4 million, respectively. Capital expenditures are expected to increase slightly during the remainder of the current year as Quaker continues its expansion of production capacity for Gatorade thirst quencher in the United States. The Company expects that its future capital expenditures and cash dividends will be financed through cash flows from operating activities.





              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Pending Accounting Change

In March 1997, the FASB issued Statement #128, "Earnings Per Share." The Company will adopt this Statement during the fourth quarter of 1997. The adoption of this new Statement will not have a significant impact on the Company.


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




                    PART II - OTHER INFORMATION


All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.











                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date: November 13, 1997       Thomas L.Gettings
                              Thomas L.Gettings
                              Vice President and Corporate Controller