Form 10-K
period 1997-12-31
STOKELY VAN CAMP INC
filed 1998-03-27
CIK 94567

United States
                      Securities and Exchange Commission
                           Washington, D.C.   20549

                                   Form 10-K

              X   Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                 For the fiscal year ended  December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Registrant had 2,989,371 shares of common stock outstanding on December 31, 1997, all of which were owned by The Quaker Oats Company. There is no trading market for the registrant's voting stock held by non-affiliates.


                               TABLE OF CONTENTS

PART I                                                            PAGE

      ITEM 1.    Business                                         1
      ITEM 2.    Properties                                       1
      ITEM 3.    Legal Proceedings                                1
      ITEM 4.    Submission of Matters to a Vote of
                 Security-Holders                                 Not Applicable

PART II

      ITEM 5.    Market for Registrant's Common
                 Equity and Related Stockholder Matters           2
      ITEM 6.    Selected Financial Data                          2
      ITEM 7.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    3-5
      ITEM 7A.   Quantitative and Qualitative Disclosures about
                 Market Risk                                      Not Applicable
      ITEM 8.    Financial Statements and Supplementary Data      6-17
      ITEM 9.    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure           Not Applicable

PART III

      ITEM 10.   Directors and Executive Officers of
                 the Registrant                                   18
      ITEM 11.   Executive Compensation                           18-22
      ITEM 12.   Security Ownership of Certain
                 Beneficial Owners and Management                 22-23
      ITEM 13.   Certain Relationships and Related
                 Transactions                                     23

PART IV

      ITEM 14.   Exhibits and Financial Statement Schedules
      (a)(1)     Financial Statements
                 Consolidated Financial Statements of
                 Stokely-Van Camp, Inc. and subsidiaries are
                 incorporated under Item 8 of this Form 10-K
      (a)(2)&(d) Financial Statement Schedules
                 Schedule X - Supplementary Income Statement
                 Information                                      24
      (a)(3)&(c) Exhibits
                 See Exhibit Index attached hereto, which is
                 incorporated herein by reference                 27

SIGNATURES                                                        26



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

Export sales in 1997, 1996 and 1995 were $31.9 million, $19.8 million and $45.2 million, respectively.

Fee Agreement

In 1984, the Company entered a novation of a series of agreements (Agreement) with the trustee of the Gatorade Trust, the contracting agent of the innovators of Gatorade thirst quencher and their successors in interest, and renewed rights to manufacture and sell certain beverage products in return for payment of fees based on varying levels of sales. In the event of failure by Stokely to make payments to the Gatorade Trust, as called for by the Agreement, the Trustee may cancel the Agreement and purchase back from Stokely, for a reasonable value, all trademarks and foreign patents connected with the Gatorade thirst quencher business. In 1993, the Agreement was amended to provide certain alternatives to market and distribute Gatorade thirst quencher and to clarify certain aspects of the 1984 Agreement. Except for these changes, the 1984 Agreement remains in full force and effect.

Competition

Stokely's beverage business is highly competitive. The Company's two key competitors are The Coca-Cola Company and PepsiCo Inc. The principal competitive factors affecting sales include quality, price, brand image created by advertising, distribution effectiveness and product availability.

Employees

The total number of Stokely employees as of December 31, 1997, was approximately 1,471.


ITEM 2.    PROPERTIES

The Company owns and operates seven plants, including manufacturing, filling and distribution facilities located in seven states. A facility in Puerto Rico is also leased. In 1997, Quaker completed the construction of its Atlanta, Georgia plant to replace the Newport, Tennessee plant which was sold with the Van Camp's business. The majority of Gatorade thirst quencher sales are shipped direct from the production sites. In addition, Quaker owns or leases distribution centers, six of which are shared with the Company. Other distribution centers are leased as needed throughout the year. Sales and administrative office space is shared with Quaker. Management believes that manufacturing, distribution and office space owned and leased is suitable and adequate for the business and production capacity is appropriately utilized.


ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.


                                   PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker. The stock is not listed on any stock exchange or traded on any market. The Company did not pay any dividends on its common stock in 1997, 1996 or 1995.

ITEM 6.    SELECTED FINANCIAL DATA



                                              Year Ended December 31,
(Dollars in Millions)              1997(a)      1996   1995(b)   1994(c)    1993

Net sales                         $1,188.4  $1,090.5  $1,130.3  $1,081.4  $979.5
Cost of goods sold                   566.1     540.7     586.9     564.6   499.1
Income before income taxes and
  cumulative effect of
  accounting changes              $  222.4  $  211.9  $  215.6  $   84.2  $123.4
Provision for income taxes            91.3      87.0      79.2      35.3    49.5
Income before cumulative effect
  of accounting changes              131.1     124.9     136.4      48.9    73.9
Cumulative effect of accounting
  changes - net of tax (d)              --        --        --      (1.5)     --
Net Income                        $  131.1  $  124.9  $  136.4  $   47.4  $ 73.9




                                                 As of December 31,
(Dollars in Millions)                 1997      1996      1995      1994    1993

Property - net                    $  242.2  $  188.8  $  141.7  $  147.5  $137.4
Total assets                      $1,148.6  $1,013.6  $  877.5  $  754.9  $689.2
Long-term debt                    $    1.5  $    0.3  $    0.5  $    0.7  $  0.7
Redeemable preference and
  preferred stock                 $   15.3  $   15.3  $   15.3  $   15.3  $ 15.3

(a) 1997 results include a $3.1 million pretax restructuring charge for a U.S. Gatorade manufacturing reconfiguration.

(b) 1995 results include a $44.9 million pretax gain for the divestiture of the Van Camp's pork and beans business.

(c) 1994 results include a $9.4 million pretax restructuring charge for Van Camp's manufacturing consolidation and work force reductions.

(d) 1994 cumulative effect of accounting changes includes an after-tax charge of $1.5 million for the adoption of FASB Statement #112.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report discusses the operating results and financial condition of the Company for the year ended December 31, 1997. The comparisons of the 1996 results to those of 1995 are affected by the divestiture of the Van Camp's business on June 8, 1995. See Note 2 to the Consolidated Financial Statements for further discussion of the divestiture.

1997 Compared with 1996

Operating Results

Consolidated net sales for 1997 were $1.19 billion, an increase of 9 percent from 1996, driven by higher U.S. and export sales as compared to the prior year. U.S. Gatorade thirst quencher net sales increased 8 percent on a volume increase of 9 percent, driven by incremental sales from a new product, Gatorade Frost, and strong execution of retail in-store initiatives, resulting in market share gains. Price increases did not significantly affect 1997 sales.

Gross profit margin increased to 52.4 percent compared to 50.4 percent in 1996. This increase was due to sales growth and lower packaging costs for U.S. Gatorade thirst quencher. Selling, general and administrative (SG&A) expenses increased 17 percent to $441.2 million, primarily due to higher advertising and merchandising (A&M) expenses, as well as the allocation of certain Quaker overhead costs absorbed by the Snapple beverages business in 1996. A&M expenses increased 15 percent, driven, in part, by media spending for Gatorade Frost. A&M expenses were 24.9 percent and 23.6 percent of sales in 1997 and 1996, respectively.

Transfer of Assets

On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was transferred to the Company as a Gatorade thirst quencher facility. The net book value of the assets transferred to the Company was $39.4 million.

Restructuring Charge

In 1997, the Company recorded a restructuring charge of $3.1 million to reconfigure U.S. Gatorade manufacturing lines. The charge was comprised of non-cash asset write-offs. As of December 31, 1997, there were no remaining reserves and no material savings to be realized from this restructuring action.

Interest and Income Taxes

Net  interest income of $44.4 million increased $4.4 million from  1996,  the result of higher average amounts due from Quaker. See Note 4 to the Consolidated Financial Statements for further discussion of the Company's investing and borrowing agreement with Quaker.

The effective tax rate was 41.0 percent in 1997 and 1996.


1996 Compared with 1995

Operating Results

As a result of the Van Camp divestiture, comparative results for 1996 and 1995 are difficult to analyze. To assist in the analysis of operating results, this discussion will address the financial results as reported, then note the impact of the divested business, where applicable, and review the results of the ongoing Gatorade thirst quencher business.

Consolidated net sales for 1996 were $1.09 billion, a decrease of 4 percent from 1995, largely driven by the Van Camp's divestiture. Excluding the $76.2 million of Van Camp's net sales from 1995 results, net sales for 1996 rose 3 percent. This increase was primarily due to higher U.S. Gatorade thirst quencher sales, partly offset by lower export sales as compared to the prior year. U.S. Gatorade thirst quencher net sales increased 6 percent on a volume increase of 5 percent, driven by successful new packaging and flavors and retail shelf space gains. Price increases did not significantly affect 1996 sales.

Gross  profit  margin increased to 50.4 percent compared to 48.1  percent  in
1995, partly due to product mix changes resulting from the Van Camp's divestiture. Excluding the Van Camp's business, the gross profit margin was
48.9 percent in 1995. The increase in the gross profit margin, excluding the divested business, was primarily due to sales growth and lower manufacturing and packaging costs for U.S. Gatorade thirst quencher. SG&A expenses decreased 6 percent to $377.9 million, primarily due to the absence of expenses associated with the divested Van Camp's business. Excluding Van Camp's results, SG&A expenses decreased 1 percent, primarily due to a decrease in A&M expenses, partially offset by an increase in other operating expenses. A&M expenses were 23.6 percent and 24.6 percent of sales in 1996 and 1995, respectively. Excluding Van Camp's results, A&M expenses were 25.0 percent of sales in 1995. SG&A and A&M expenses were both lower as a percentage of sales as a result of increased efficiency in A&M spending combined with increased sales.

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

The effective tax rate for 1996 was 41.0 percent versus 36.7 percent in 1995. Favorable tax treatment of operations in Puerto Rico was the primary driver of the lower rate in 1995.

Liquidity and Capital Resources

Net cash provided by operating activities was $156.8 million, $137.3 million and $103.1 million for 1997, 1996 and 1995, respectively. The increase in cash flows provided by operating activities in all three years was due to increased net income (excluding the gain on divestiture in 1995) and changes in working capital. In particular, in 1995, Gatorade thirst quencher inventory decreased due to more efficient inventory management during a period of increased sales. Capital expenditures for 1997, 1996 and 1995 were $52.4 million, $68.9 million and $37.1 million, respectively. In March 1997, the Company opened a Gatorade plant and distribution center near Atlanta, Georgia to replace the Newport, Tennessee plant that was sold with the Van Camp's business. Approximately $54 million was spent on this project in 1997 and 1996, resulting in an increased level of capital expenditures compared to 1995. The Company expects the level of its future capital expenditures and cash dividends will be financed through cash flows from operating activities.

The current Standard and Poor's rating on the Company's preferred stock is BBB+.

Derivative Commodity and Financial Instruments

The Company actively monitors its exposure to risk from changes in commodity prices related to purchases of corn sweetener. Derivative commodity futures and options are used, from time to time, to reduce the impact of these risks. The Company does not use these instruments for trading purposes and does not use instruments where there are no underlying exposures. Management believes that its use of these instruments to reduce risk is in the Company's best interest. No commodity instruments were outstanding as of December 31, 1997. Derivative foreign exchange or interest rate instruments are not used as the risks from changes in foreign exchange or interest rate are not material.

Current and Pending Accounting Changes and Other Matter

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement #128, "Earnings per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with International Accounting Standards. Although Stokely's parent company, Quaker, adopted this new standard in December 1997, this Statement does not apply to Stokely, since earnings per share measures are not presented.

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures about Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosures for segments from current standards. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt this Statement until 1998 and does not expect the adoption of this standard to result in material changes in previously reported amounts or disclosures.

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's U.S. and Canadian Foods and Beverages business. As such, Stokely, throughout its business, uses Quaker's software and other related technologies that will be affected by the date change in the Year 2000. With Quaker senior management accountability and corporate staff guidance, the affected Quaker operating units are in varying stages of assessment and implementation of a plan to address Quaker's Year 2000 issues. Overall, Quaker has targeted Year 2000 compliance primarily by the end of 1998, with certain Quaker operating units targeting compliance by no later than mid-1999. While Quaker's plans are underway, and Quaker does not anticipate such, the consequences of non-compliance by Quaker, its customers or its suppliers, could have a material adverse impact on the Company's operations. Quaker will continue to incur expenses, on behalf of the Company, related to these efforts; however, such expenses are not expected to have a material impact on the Company's results of operations.

Cautionary Statement on Forward-Looking Statements

Forward-looking  statements,  within  the  meaning  of  Section  21E  of  the
Securities  and  Exchange Act of 1934, are made throughout this  Management's
Discussion and Analysis and in other sections of this annual report. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; and fluctuations in the cost and availability of supply chain resources.

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on: the level of competition from its two key competitors, The Coca-Cola Company and PepsiCo Inc.; the ability to obtain increasing points of availability; the projected outcome of supply-chain management programs; capital spending plans; markets for key commodities, especially PET resins and cardboard; and the efficiency and effectiveness of A&M programs.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                     AND REINVESTED EARNINGS


                                           Year Ended December 31,
(Dollars in Millions)                      1997      1996      1995

Net sales                              $1,188.4  $1,090.5  $1,130.3
Cost of goods sold                        566.1     540.7     586.9
Gross profit                              622.3     549.8     543.4

Selling, general and administrative
  expenses                                441.2     377.9     403.7
Gain on divestiture                          --        --     (44.9)
Restructuring charge                        3.1        --        --
Interest income - net                     (44.4)    (40.0)    (31.0)

Income before income taxes                222.4     211.9     215.6
Provision for income taxes                 91.3      87.0      79.2

Net Income                                131.1     124.9     136.4

Dividends on preference and
  preferred stock                          (0.8)     (0.8)     (0.8)
Reinvested Earnings - Beginning
  Balance                                 811.8     687.7     552.1
Reinvested Earnings - Ending
  Balance                              $  942.1  $  811.8  $  687.7

    See accompanying notes to consolidated financial statements.

                STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Year Ended December 31,
(Dollars in Millions)                       1997         1996        1995

Cash Flows from Operating Activities:
Net income                               $ 131.1       $124.9       $136.4
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         21.3         15.9         17.8
      Deferred income taxes                  3.0         (0.5)        (1.0)
      Gain on divestiture                     --           --        (44.9)
      Restructuring charge                   3.1           --           --
      Loss on disposition of
        property and equipment              13.9          1.7          0.9
     (Increase) decrease in
        trade accounts receivable           (4.5)         2.3          6.4
     (Increase) decrease in inventories     (0.6)        (9.8)        22.3
      Increase in other current assets      (3.4)       (12.7)        (9.9)
     (Decrease) increase in
        trade accounts payable              (2.5)        12.2         (2.8)
      Decrease in income taxes payable      (4.9)        (2.3)       (11.0)
     (Decrease) increase in
        other current liabilities           (7.8)         5.4        (10.1)
      Other items                            8.1          0.2         (1.0)
      Net Cash Provided by
        Operating Activities               156.8        137.3         103.1

Cash Flows from Investing Activities:
  Additions to property, plant and
    equipment                              (52.4)       (68.9)        (37.1)
  Business divestiture                        --           --          90.6
      Net Cash (Used in) Provided by
        Investing Activities               (52.4)       (68.9)         53.5

Cash Flows from Financing Activities:
  Change in amount Due from The
    Quaker Oats Company                   (102.8)       (70.5)       (159.9)
  Cash dividends                            (0.8)        (0.8)         (0.8)
  Proceeds from long-term debt               1.4           --            --
  Reduction of long-term debt               (0.2)        (0.2)         (0.2)
      Net Cash Used in Financing
        Activities                        (102.4)       (71.5)       (160.9)

Net Increase (Decrease) in Cash and
  Cash Equivalents                           2.0         (3.1)         (4.3)
Cash and Cash Equivalents - Beginning
  of Period                                  5.3          8.4          12.7
Cash and Cash Equivalents - End of
  Period                                 $   7.3       $  5.3       $   8.4

        See accompanying notes to consolidated financial statements.

                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                      As of December 31,
(Dollars in Millions)                                    1997       1996

Assets
Current Assets:
  Cash and cash equivalents                          $    7.3   $    5.3
  Due from The Quaker Oats Company                      778.7      715.3
  Trade accounts receivable - net of allowance
   of $5.2 and $3.9, as of December 31, 1997
   and 1996, respectively                                28.7       24.2
  Inventories:
     Finished goods                                      27.1       24.8
     Materials and supplies                               7.6        9.3
       Total Inventories                                 34.7       34.1

  Other current assets                                   55.6       39.9
         Total Current Assets                           905.0      818.8

Other Assets                                              1.4        6.0

Property, Plant and Equipment
  Land                                                    5.2        5.1
  Buildings and improvements                             82.0       67.9
  Machinery and equipment                               241.8      191.2
  Property, plant and equipment                         329.0      264.2
  Less: accumulated depreciation                         86.8       75.4
    Property - Net                                      242.2      188.8
           Total Assets                              $1,148.6   $1,013.6

Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable                             $   18.4   $   20.9
  Accrued payroll, benefits and bonus                    10.9        9.7
  Accrued advertising and merchandising                  16.4       21.9
  Income taxes payable                                   20.6       17.4
  Other current liabilities                              18.2       21.7
         Total Current Liabilities                       84.5       91.6

Long-term Debt                                            1.5        0.3
Other Liabilities                                        46.6       43.2
Deferred Income Taxes                                     7.2         --

Redeemable Preference and Preferred Stock                15.3       15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10,000,000 shares; issued 3,591,381 shares            3.6        3.6
  Additional paid-in capital                             68.7       68.7
  Reinvested earnings                                   942.1      811.8
  Treasury common stock, at cost, 602,010 shares        (20.9)     (20.9)
     Total Common Shareholders' Equity                  993.5      863.2
       Total Liabilities and Shareholders' Equity    $1,148.6   $1,013.6

      See accompanying notes to consolidated financial statements.


                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Consolidated Financial Statements include Stokely-Van Camp, Inc. and Subsidiaries (the Company or Stokely). All significant intercompany transactions have been eliminated. The Company is a subsidiary of The Quaker Oats Company (Quaker). Divested businesses are included in the results of operations until their divestiture dates.

Derivative Commodity Instruments

The Company uses commodity options and futures contracts in its management of commodity price exposures. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the instruments must have a high degree of inverse correlation with changes in the market value of the underlying hedged item. Complex instruments involving leverage or multipliers are not used.

The deferral method is used to account for those instruments which effectively hedge the Company's price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting. Under the deferral method, gains and losses on derivative instruments are deferred in the consolidated balance sheets as a component of other current assets (if a loss) or other accrued liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the consolidated statements of income as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment are accounted for under the fair value method, with gains and losses recognized currently in the consolidated statements of income as a component of cost of goods sold.

Inventories

Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) cost method, and include the cost of raw materials, labor and overhead. If the LIFO method of valuing these inventories was not used, total inventories would have been $0.4 million higher than reported as of December 31, 1997 and 1996.

Property and Depreciation

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 40 years for buildings and improvements and from three to 12 years for machinery and equipment.

Current and Pending Accounting Changes

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement #128, "Earnings per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with International Accounting Standards. Although Stokely's parent company, Quaker, adopted this new Standard in December 1997, this Statement does not apply to Stokely, since earnings per share measures are not presented.

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures about Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosures for segments from current standards. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt this Statement until 1998 and does not expect the adoption of this standard to result in material changes in previously reported amounts or disclosures.

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


NOTE 2

DIVESITURE

On June 8, 1995, the Company completed the divestiture of the Van Camp's pork and beans business to Hunt-Wesson Inc., a subsidiary of ConAgra Inc., for $90.6 million and realized a gain of $44.9 million. Sales and operating income from the Van Camp's business were $76.2 million and $6.9 million in 1995, respectively. Operating income includes certain allocations of overhead expenses and excludes the gain on the divestiture in 1995.


NOTE 3

RESTRUCTURING CHARGE

In 1997, the Company recorded a restructuring charge of $3.1 million to reconfigure U.S. Gatorade manufacturing lines. The charge was comprised of non-cash asset write-offs. As of December 31, 1997, there were no remaining reserves and no material savings to be realized from this restructuring action.


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

Income Taxes

Stokely is included in the consolidated Federal income tax return of Quaker. Stokely provides for current and deferred taxes as if it filed a separate consolidated tax return, except that if any items are subject to limitations in Stokely's tax calculations, such limitations are determined on the basis of the Quaker consolidated group.

Employees

Certain salaried and hourly employees whose services benefit the Stokely business are employees of Quaker. Their compensation is paid by Quaker. These employees also participate in certain Quaker employee benefit plans. Stokely is directly charged for actual salary costs and allocated fringe benefit costs of these employees.

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

Transfer of Assets

On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was transferred to the Company as a Gatorade thirst quencher facility. The net book value of the assets transferred to the Company was $39.4 million.

International Licensing Agreements

Stokely has entered into a number of licensing agreements allowing the international affiliates of Quaker to manufacture and sell certain beverage products in return for payment of licensing fees. Fees received under these agreements amounted to $6.4 million, $5.5 million and $6.3 million in 1997, 1996 and 1995, respectively.

Investing and Borrowing Arrangement

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Funds collected from operations which are remitted to Quaker increase the amount due from Quaker; conversely, operating expenses paid by Quaker reduce the receivable from Quaker or may result in a payable to Quaker. This arrangement provides for an interest rate based on the yield of U.S. Treasury Bills, as determined by the weekly U.S. Government auction. The Company may, at any time, demand repayment of all or any part of the amount due from Quaker. There were no bank lines of credit as of December 31, 1997 or 1996.

NOTE 5

LONG-TERM DEBT

                                             As of December 31,
(Dollars in Millions)                         1997         1996

Capital Lease Obligations                     $1.6         $ --
Industrial Revenue Bond, 4.5%
  due through October 1, 1999                  0.3          0.5
Less: current maturities                       0.4          0.2
Long-term Debt                                $1.5         $0.3

Aggregate required payments for long-term debt maturing over the next five years are as follows:

(Dollars in Millions)        1998    1999     2000    2001    2002

Total Payments               $0.4    $0.3     $0.2    $0.2    $0.2


NOTE 6

FINANCIAL INSTRUMENTS

Financial  instruments are primarily used to fund operating requirements  and
to  reduce  the  Company's  exposure to commodity  price  fluctuations.   The
Company uses commodity options and futures contracts to reduce the risk that raw material purchases will be adversely affected as commodity prices change. While the hedge instruments are subject to the risk of loss from commodity price changes, the losses would generally be offset by lower costs of the purchases being hedged. The Company does not use financial instruments with the objective of earning financial gains on commodity price fluctuations alone, and does not use instruments where there are no underlying exposures. Management believes that its use of financial instruments to reduce risk is in the Company's best interest.

The Company primarily hedges purchases of corn sweetener. Approximately 1 percent of cost of goods sold in 1997 was in commodities that may be hedged. The Company's strategy is to typically hedge certain production requirements for various periods up to 12 months. No commodity instruments were outstanding as of December 31, 1997. The fair value of commodity instruments outstanding as of December 31, 1996, based on quotes from brokers, was a net unrealized loss of $0.5 million. Realized net (losses) gains charged to cost of goods sold were $(0.1) million in 1997, $1.2 million in 1996, and were not material in 1995.

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

The Company has three series of preferred stock: voting 5% Cumulative Convertible Second Preferred Stock; non-voting 5% Cumulative Prior Preference Stock; and Serial Preferred Stock. The voting 5% Cumulative Convertible Second Preferred Stock is convertible at the holder's option, on a share for share basis, into the non-voting 5% Cumulative Prior Preference Stock. As of December 31, 1997, authorized shares were 500,000 and issued and outstanding shares were 10,400 for the 5% Cumulative Convertible Second Preferred Stock. As of December 31, 1997, 1,500,000 shares were authorized, 753,744 shares were issued, 753,411 shares were outstanding and 10,400 shares were reserved for conversion for the 5% Cumulative Prior Preference Stock. Both issues are redeemable at the Company's option for $21 per share. No Serial Preferred Stock has been issued, although 500,000 shares are authorized.

The following chart summarizes the changes in the outstanding preference and preferred stock balances:

                                     5% Cumulative          5% Cumulative
                                    Prior Preference      Convertible Second
                                          Stock            Preferred Stock
                                    $20 Par Value (a)       $20 Par Value
Balance as of December 31, 1994         752,743                  11,068
Shares Converted                            208                    (208)
Balance as of December 31, 1995         752,951                  10,860
Shares Converted                             60                     (60)
Balance as of December 31, 1996         753,011                  10,800
Shares Converted                            400                    (400)
Balance as of December 31, 1997         753,411                  10,400

(a) Prior year amounts have been restated by 212 shares to accurately reflect stock balances.


NOTE 8

PENSION PLANS

Salaried and hourly employees assigned to the Company are covered by the Quaker Retirement Plan (Plan). Plan benefits are based on compensation paid to employees and their years of service. Quaker's policy is to make contributions to the Plan within the maximum amount deductible for Federal income tax purposes. Plan assets consist primarily of equity securities and government, corporate and other fixed-income obligations. Consistent with arrangements described in Note 4, the Company was allocated pension costs of approximately $0.6 million, $1.5 million and $3.5 million in 1997, 1996 and 1995, respectively. The Company's allocated accrued pension costs were approximately $10.6 million and $8.7 million as of December 31, 1997 and 1996, respectively.

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

The Company was allocated postretirement benefit costs of $2.8 million, $2.5 million and $3.3 million in 1997, 1996 and 1995, respectively. The Company's allocated unfunded accrued postretirement benefit costs were $35.1 million and $33.4 million as of December 31, 1997 and 1996, respectively.


NOTE 10

SUPPLEMENTAL CASH FLOW INFORMATION

                                        Year Ended December 31,
(Dollars in Millions)                 1997        1996      1995
Cash Activity:
 Interest Paid                       $ 0.1      $  0.1     $ 0.1
 Income Taxes Paid                   $78.1      $100.1     $80.1
Noncash Activity:
 Transfer of Assets                  $39.4      $   --     $  --

On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was transferred to the Company as a Gatorade thirst quencher facility. The net book value of the assets transferred to the Company was $39.4 million.


NOTE 11

LEASES AND OTHER COMMITMENTS

Certain operating properties are rented under non-cancelable operating leases. Total rental expense under operating leases was $5.7 million, $5.0 million and $4.7 million in 1997, 1996 and 1995, respectively. Future minimum annual rentals on non-cancelable operating leases, primarily for sales and administrative offices and distribution centers, are as follows:

(Dollars in Millions)    1998   1999   2000   2001   2002   Thereafter  Total

Total Payments           $5.7   $4.8   $4.4   $4.4   $4.3      $12.0    $35.6


The Company enters into executory contracts to obtain inventory and promote various products. As of December 31, 1997, future commitments under these contracts amounted to $41.5 million.

NOTE 12

INCOME TAXES

The  Company uses an asset and liability approach to financial accounting and
reporting   for  income  taxes  in  accordance  with  FASB  Statement   #109,
"Accounting for Income Taxes."

Provisions for income taxes were as follows:


                                              Year Ended December 31,
(Dollars in Millions)                       1997       1996       1995

Currently payable:
  Federal                                 $ 74.6      $75.2      $68.7
  Foreign                                    0.1        0.5        0.8
  State                                     16.6       15.4       17.2
Total currently payable                     91.3       91.1       86.7
Deferred - net:
  Federal                                   (0.6)      (4.9)      (6.5)
  Foreign                                   (0.1)      (0.3)      (0.3)
  State                                      0.7        1.1       (0.7)
Total deferred - net                          --       (4.1)      (7.5)
Provision for income taxes                $ 91.3      $87.0      $79.2


The components of the deferred income tax provision (benefit) were as follows:


                                              Year Ended December 31,
(Dollars in Millions)                       1997       1996       1995

Accelerated tax depreciation               $ 4.7      $ 0.5      $(1.7)
Postretirement benefits                     (0.6)      (1.0)       0.5
Accrued expenses                            (4.1)      (0.6)      (5.8)
Other                                         --       (3.0)      (0.5)
Deferred income tax (benefit)              $  --      $(4.1)     $(7.5)


The sources of pretax income were as follows:

                                              Year Ended December 31,
(Dollars in Millions)                       1997       1996       1995

U.S. sources                              $222.2     $211.3     $214.1
Foreign sources                              0.2        0.6        1.5
Income before income taxes                $222.4     $211.9     $215.6

Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:

                                                          Year Ended December 31,
(Dollars in Millions)                          1997              1996             1995
                                                    % of             % of             % of
                                                   Pretax            Pretax            Pretax
                                           Amount  Income    Amount  Income    Amount  Income
Tax provision based on the
  Federal statutory rate                   $77.9    35.0%     $74.2   35.0%     $75.5   35.0%
State and local income tax provision -
  net of Federal income tax benefit         11.2     5.0       10.7    5.0       10.6    4.9
Other                                        2.2     1.0        2.1    1.0       (6.9)  (3.2)
Provision for income taxes                 $91.3    41.0%     $87.0   41.0%     $79.2   36.7%


Deferred tax assets and deferred tax liabilities were as follows:

                                                 As of December 31,
(Dollars in Millions)                     1997                       1996
                                 Deferred    Deferred Tax     Deferred   Deferred Tax
                                Tax Assets    Liabilities    Tax Assets   Liabilities
Depreciation and amortization     $ 1.3          $26.4          $ 2.5         $15.4
Postretirement benefits            13.4             --           12.8            --
Other benefit plans                 7.5             --            7.9           3.5
Accrued expenses                   25.5            0.4           10.5           0.8
Other                               0.8            1.5            2.0           0.8
   Total                          $48.5          $28.3          $35.7         $20.5


NOTE 13

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Millions)
                          First      Second        Third        Fourth
1997                     Quarter     Quarter      Quarter     Quarter(a)
Net sales                $215.9      $433.7       $402.1        $136.7
Cost of goods sold        107.2       192.4        185.2          81.3
Gross profit             $108.7      $241.3       $216.9        $ 55.4
Net income (loss)        $ 26.2      $ 59.1       $ 55.1        $ (9.3)

(Dollars in Millions)
                         First      Second        Third         Fourth
1996                     Quarter    Quarter       Quarter       Quarter
Net sales                $187.1     $430.3        $358.2        $114.9
Cost of goods sold         99.7      200.6         169.1          71.3
Gross profit             $ 87.4     $229.7        $189.1        $ 43.6
Net income (loss)        $ 15.4     $ 60.4        $ 49.4        $ (0.3)

(a) Includes a $3.1 million pretax restructuring charge for a U.S. Gatorade manufacturing reconfiguration.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Stokely-Van Camp, Inc.:



We  have  audited the accompanying consolidated balance sheets of Stokely-Van
Camp, Inc. (an Indiana corporation and subsidiary of The Quaker Oats Company)
and   subsidiaries  as  of  December  31,  1997  and  1996  and  the  related consolidated statements of income, reinvested earnings and cash flows for the years ended December 31, 1997, 1996 and 1995.  These financial statements and the  schedule  referred  to  below are the responsibility  of  the  Company's
management.   Our responsibility is to express an opinion on these  financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all  material respects, the financial position of Stokely-Van Camp, Inc.  and subsidiaries  as  of  December 31, 1997 and 1996 and  the  results  of  their operations  and their cash flows for the years ended December 31, 1997,  1996 and 1995, in conformity with generally accepted accounting principles.


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



/s/ Arthur Andersen LLP


Chicago, Illinois
February 4, 1998

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors and executive officers of Stokely-Van Camp, Inc. as of March 1, 1998.

     Name                  Principal Occupation                            Age

James F. Doyle             Executive Vice President - Worldwide             45
                           Beverages of Quaker and
                           Director, Chief Executive Officer and
                           President of Stokely.

John  G.  Jartz            Senior Vice President - General Counsel,         44
                           Business Development and Corporate Secretary
                           of Quaker and Director, Vice President and
                           Secretary of Stokely.

Janet K. Cooper            Vice President - Treasurer and Tax of            44
                           Quaker and Stokely and Director
                           of Stokely.

Thomas L. Gettings         Vice President and Corporate                     41
                           Controller of Quaker and Stokely.


Mr.  Doyle  served in his capacity from November 1994 through March  11,  1998.
Thereafter,  Ms.  Susan  D. Wellington, Vice President  and  President  -  U.S.
Beverages  of  Quaker, replaced Mr. Doyle as Director, Chief Executive  Officer
and  President of Stokely.   Mr. Jartz has served in his capacity since October
1996.   Ms. Cooper and Mr. Gettings have served in their capacities since  July
1992.   All  of  the above-named directors and officers have been  employed  by
Quaker in an executive capacity for more than five years.

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


                                        SUMMARY COMPENSATION TABLE
                                                                         Long-term
                                     Annual Compensation               Compensation
                                                         Other    Restricted  Securities       All
                                                        Annual       Stock    Underlying      Other
                     Fiscal     Salary      Bonus    Compensation    Awards    Options    Compensation
Name                Year (1)      ($)      ($)(2)         ($)        ($)(3)     (#)(4)       ($)(5)
James F. Doyle -     1997      $364,702   $632,900        -0-       $63,809     64,000      $521,010
Chief Executive      1996      $351,778   $382,800       $942         -0-         -0-       $ 64,240
Officer and          1995.5    $173,004      -0-         $592       $19,610     90,000         -0-
President            1995      $332,760   $217,600        -0-       $42,449     48,000      $ 70,764

(1) The six-month transition period ended December 31, 1995 is identified as Fiscal Year 1995.5 for purposes of this table.

(2) Amounts include the cash awards that have been paid under the Management Incentive Bonus Plan based on Quaker's financial performance and the Named Executive's personal performance for fiscal 1997, 1996 and 1995, respectively.

(3) Restricted stock values reflect the fair market value of Quaker's common stock on the date of each grant. Dividends on restricted shares and units were and continue to be paid on an on-going basis at the same rate as paid to all shareholders. The amount and value of restricted shares held by Mr. Doyle, as of the last day of 1997 were 3,415 and $180,244, respectively.

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

(4) All stock option awards in the transition period and in fiscal 1997 and 1995 were granted with an exercise price that was equal to the fair market value of Quaker's common stock on the date of the grant. In the transition period, Quaker made a larger-than-normal award of stock options in order to provide a transition to the new calendar fiscal year. As a result, no stock options awards were made to Mr. Doyle in 1996.

(5) For 1997, 1996 and 1995, amounts shown are the total of the value of the stock allocations under The Quaker Employee Stock Ownership Plan (ESOP), and cash awards based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocation made directly under the ESOP. In addition, of the amount shown for Mr. Doyle for 1997, $441,165 is attributable to a special incentive award.


The following table contains information covering the grant of stock options to the Chief Executive Officer and President during Fiscal Year 1997. The exercise price for all options granted is equal to the fair market value of Quaker's common stock on the date of grant.

                            OPTION GRANTS IN LAST FISCAL YEAR

                                                                   Potential Realizable Value
                                                                     at Assumed Annual Rates
                                                                   of Stock Price Appreciation
                              Individual Grants (1)                     for Option Term (2)
                             % of Total
                 Number of     Options
                Securities   Granted to
                Underlying    Employees
                 Options      in Fiscal     Exercise     Expiration
     Name       Granted (#)     Year      Price ($/Sh)      Date          5%           10%
James F. Doyle    64,000        2.0%         $37.25       03/11/07    $1,499,285   $3,799,482


(1)All options were granted on March 12, 1997, and one-third of the options granted will vest on each of the three anniversaries following the date of grant. Upon the occurrence of a change in control, all options would be canceled and a lump-sum cash payment paid for realizable value. (See Pension Plans.)

(2)Based on fair market value on the date of grant and an annual appreciation at the rate stated (compounded annually) of such fair market value through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and 10% stock price appreciation rates set by the SEC and therefore do not forecast possible future appreciation, if any, of Quaker's stock price. However, the total of the "Potential Realizable Value" for Mr. Doyle would represent less than 0.1% of the incremental increase of approximately $3 billion and $8 billion respectively, in the Potential Realizable Value that shareholders would realize under both the prescribed 5% and 10% stock price appreciation rates.



The following table contains information covering the exercise of options by the Chief Executive Officer and President during 1997 and unexercised options held as of the end of 1997.

                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                 FISCAL YEAR-END OPTION VALUES


                                           Number of Securities Underlying   Value of Unexercised, In-the-
                                         Unexercised Options at Fiscal Year    Money Options at Fiscal
                                                       End(#)                     Year End ($)(2)
                    Shares         Value
                  Acquired On     Realized
  Name            Exercise(#)      ($)(1)     Exercisable   Unexercisable    Exercisable   Unexercisable
James F. Doyle      56,688       $1,104,379     247,400        94,600         $4,082,620     $1,595,210


(1) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the date of exercise.

(2) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the last day of 1997.


Pension Plans

Quaker and its subsidiaries maintain several pension plans. The Quaker Retirement Plan (Retirement Plan), which is the principal pension plan, is a noncontributory, defined benefit plan covering eligible salaried and hourly employees of the Company who have completed one year of service as defined by the Retirement Plan.

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

Benefit amounts payable under the Retirement Plan are limited to the extent required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and the Internal Revenue Code of 1986, as amended. If the benefit formula produces an amount in excess of those limitations, the excess will be paid out of general corporate funds in accordance with the terms of The Quaker 415 Excess Benefit Plan and The Quaker Eligible Earnings Adjustment Plan. The Quaker Eligible Earnings Adjustment Plan also provides for payment out of general corporate funds, based upon benefit amounts which would otherwise have been payable under the Retirement Plan and The Quaker 415 Excess Benefit Plan, if the executive had not previously elected to defer compensation under the Executive Deferred Compensation Plan.

The estimated annual retirement benefits that Mr. Doyle would receive under the Retirement Plan, The Quaker 415 Excess Benefit Plan, and The Quaker Eligible Earnings Adjustment Plan, if he retired at age 65, are $351,948. This amount assumes that he will continue to work for Quaker until his normal retirement date and that his earnings will remain the same as in year 1997 and that he will elect a straight-lifetime benefit without survivor benefits. Payment options such as a lump sum or other annuities are available.

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

The following table presents information with respect to all persons known to Stokely to own more than 5% of any other class of Stokely's voting securities as of March 1, 1998. Each beneficial owner has, to the knowledge of Stokely, sole voting power and sole investment power with respect to the shares listed opposite such owner's name.


                                                    Amount and    Percent
                       Name and Address             Nature of     of
Title of Class         of Beneficial Owner          Ownership     Class

Second Preferred       The William B. Stokely, Jr.    2,012         19.3
Stock (1)              Foundation
                       620 Campbell Station Road
                       Station West, Suite 4
                       Knoxville, TN 37922

                       Marjorie M. Cochran            1,125         10.8
                       2900 Country Squire Lane
                       Decatur, GA 30033-2418

                       Esther M. Minter               1,125         10.8
                       230 East College Street
                       Griffin, GA 30223-4348

                       Cooper N. Mills                  926          8.9
                       666 Brook Circle
                       Griffin, GA 30223-4413

                       Sigler & Co.                     855          8.2
                       c/o Chase Manhattan Bank
                       Dept. 3492
                       P.O. Box 50000
                       Newark, NJ  07101-8006

                       John B. Mills, III               526          5.1
                       1043 Clifton Road
                       Atlanta, GA  30307-1227

(1) Holders of common stock and Second Preferred Stock vote collectively and not as a separate class. As of December 31, 1997, the outstanding shares of Second Preferred Stock comprise less than 1% of the aggregate number of outstanding shares of common stock and Second Preferred Stock.

The table below sets forth information with respect to beneficial ownership of common stock of Quaker by the directors and named executive officers of Stokely as of March 1, 1998, and by the directors and by the named executive officers, and executive officers as a group. Shares subject to acquisition within 60 days through the exercise of stock options are included in the first column and are shown separately in the second column. No director or officer and named executive officers owns any equity securities of Stokely.


                                            Amount        Shares Subject
                                         of Beneficial    to Acquisition
                                         Ownership(a)    Within 60 Days(a)

James F. Doyle                           313,922(b)(c)       268,520

John G. Jartz                            105,939(b)(c)(d)     90,064

Janet K. Cooper                           74,497(b)(c)        58,570

All Directors and Officers as a group    573,843(b)(c)(d)    486,782


(a) Unless otherwise indicated, each named individual and each person in the group has sole voting power and sole investment power with respect to shares shown. These shares represent less than 1 percent for every person, and less than 1 percent for all directors and officers as a group, of the total shares outstanding, including shares subject to acquisition within 60 days following March 1, 1998.

(b) The figures shown for these directors and executive officers include an aggregate of 23,866 shares (which includes 4,479 shares on the basis of the conversion of 2,073 shares of Series B ESOP Convertible Preferred at the conversion rate of 2.16) allocated to them in The Quaker Employee Stock
Ownership Plan. The directors each hold the following number of shares under this plan: Mr. Doyle, 7,693; Mr. Jartz, 5,670; and Ms. Cooper, 5,974.

(c) The figures shown for these directors and executive officers include an aggregate of 14,905 shares granted to them under The Quaker Long Term Incentive Plan of 1990 for which the restricted period has not lapsed. The directors each hold the following number of shares under this plan: Mr. Doyle, 3,348; Mr. Jartz, 1,518; and Ms. Cooper, 8,781.

(d) The figures shown for these directors and executive officers include an aggregate of 2,465 shares representing their proportionate interests in the Quaker Stock Fund of The Quaker Investment Plan. The directors each hold the following number of shares under this plan: Mr. Jartz, 1,650.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of related transactions with Quaker, reference should be made to Part II, Items 7 and 8. See Notes 1, 4, 8 and 9 to the consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                      Year Ended December 31,
(Dollars in Millions)             1997          1996        1995

ITEM

Depreciation                    $ 21.0        $ 15.2      $ 15.1

Advertising & Merchandising     $296.2        $257.1      $278.5

Exhibit 21



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES


                        Subsidiaries of the Registrant





Subsidiary                                      State or Country
                                                of Incorporation

The Gatorade Company                            Delaware
Gatorade Puerto Rico Company                    Delaware
The Gatorade Company of Australia Pty. Ltd.     Australia
Quaker de (Chile) Ltda                          Chile

Foreign Joint Venture

Guangzhou Quaker Oats Food & Beverage Co. Ltd.  The Quaker Oats Company    90%
                                                Stokely-Van Camp, Inc.     10%


                                  SIGNATURES


Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      STOKELY-VAN CAMP, INC.
                                         (Registrant)


                                      By: /s/ Susan D. Wellington
                                          Susan D. Wellington
                                          Chief Executive Officer,
                                          President and Director

Date: March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                     Title



/s/ Susan D. Wellington                       Chief Executive Officer,
Susan D. Wellington                           President and Director



/s/ Janet K. Cooper                           Vice President, Treasurer and Tax
Janet K. Cooper                               (Principal Financial Officer)
                                              and Director



/s/ John G. Jartz                             Vice President,
John G. Jartz                                 Secretary and Director



/s/ Thomas L. Gettings                        Vice President and Corporate
Thomas L. Gettings                            Controller


                                 EXHIBIT INDEX


                                                                  Paper (P),
                                                              Electronic (E) or
                                                               Incorporated by
EXHIBIT NO.    DESCRIPTION                                     Reference (IBRF)

3 (a)          Restated Articles of Incorporation of Stokely-Van      IBRF
               Camp, Inc. as of February 14, 1994
               (incorporated by reference to
               the Company's Form 10-K for the fiscal year ended June 30, 1995, file number 1-2944)

3 (b)          By-Laws of Stokely-Van Camp, Inc.                      IBRF
               (incorporated by reference to
               the Company's Form 10-K for the fiscal year ended June 30, 1985, file number 1-2944)

10 (a)(1)      GATORADE Trust Agreement dated January 1, 1984         IBRF
               (incorporated by reference to the Company's Form
               10-K for the fiscal year ended June 30, 1984, file number 1-2944)

10 (a)(2)      First Amendment to GATORADE Trust Agreement            IBRF
               dated January 1, 1984, effective January 1, 1993
               (incorporated by reference to the Company's Form
               10-KT for the transition period ended December
               31, 1995, file number 1-2944)

21             Subsidiaries of the Registrant                         E





