Form 10-Q
period 1998-03-31
STOKELY VAN CAMP INC
filed 1998-05-08
CIK 94567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1998


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


                          YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on April 30, 1998, all of which were held by The Quaker Oats Company.




                STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                           INDEX TO FORM 10-Q




                                                               Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Three Months
         Ended March 31, 1998 and 1997                            3

     Condensed Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997                     4

     Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1998 and 1997                                  5

     Notes to the Condensed Consolidated Financial
         Statements                                             6-8

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations         9-11

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                       13

              STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND REINVESTED EARNINGS
                           (UNAUDITED)


                                                  Three Months Ended
Dollars in Millions                                    March 31,
                                                    1998       1997

Net sales                                         $ 212.9    $ 215.9
Cost of goods sold                                  106.9      107.2
Gross profit                                        106.0      108.7

Selling, general and administrative expenses         87.7       76.0
Interest income - net                               (11.6)     (11.7)

Income before income taxes                           29.9       44.4
Provision for income taxes                           12.3       18.2


Net income                                           17.6       26.2

Dividends on preference and preferred stock          (0.2)      (0.2)
Reinvested Earnings - Beginning Balance             942.1      811.8
Reinvested Earnings - Ending Balance              $ 959.5    $ 837.8


See accompanying notes to the condensed consolidated financial statements.

                STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                                  March 31,    December 31,
Dollars in Millions                                  1998          1997

ASSETS
Current Assets:
  Cash and cash equivalents                       $     2.6     $     7.3
  Due from The Quaker Oats Company                    767.2         778.7
  Trade accounts receivable - net of allowances        63.4          28.7
  Inventories:
   Finished goods                                      54.6          27.1
   Materials and supplies                              11.6           7.6
    Total inventories                                  66.2          34.7

  Other current assets                                 60.8          55.6
    Total Current Assets                              960.2         905.0

Other assets                                            4.9           1.4

Property, plant and equipment                         333.8         329.0
Less: accumulated depreciation                         91.6          86.8
    Property - net                                    242.2         242.2
      Total Assets                                $ 1,207.3     $ 1,148.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                          $    35.2     $    18.4
  Accrued payroll, benefits and bonus                   8.9          10.9
  Accrued advertising and merchandising                23.6          16.4
  Income taxes payable                                 33.6          20.6
  Other current liabilities                            24.5          18.2
    Total Current Liabilities                         125.8          84.5

Long-term debt                                          1.5           1.5
Other liabilities                                      46.6          46.6
Deferred income taxes                                   7.2           7.2

Redeemable Preference and Preferred Stock              15.3          15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10
   million shares; issued 3,591,381 shares              3.6           3.6
  Additional paid-in capital                           68.7          68.7
  Reinvested earnings                                 959.5         942.1
  Treasury common stock, at cost, 602,010 shares      (20.9)        (20.9)
    Total Common Shareholders' Equity               1,010.9         993.5
      Total Liabilities and Shareholders' Equity  $ 1,207.3     $ 1,148.6


See accompanying notes to the condensed consolidated financial statements.

                  STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                          Three Months Ended
Dollars in Millions                                            March 31,
                                                          1998           1997

Cash Flows from Operating Activities:
  Net income                                             $ 17.6         $ 26.2
  Adjustments  to reconcile net income  to  net  cash
    provided by operating activities:
      Depreciation and amortization                         5.7            4.4
      Loss on disposition of property and equipment         0.5            1.6
      Increase in trade accounts receivable               (34.7)         (45.5)
      Increase in inventories                             (31.5)         (34.6)
      (Increase) decrease in other current assets          (5.2)           3.8
      Increase in trade accounts payable                   16.8           17.1
      Increase in income taxes payable                     13.0           22.4
      Increase in other current liabilities                11.5            2.4
      Other items                                          (3.5)           2.2

      Net Cash Used in Operating Activities                (9.8)            --

Cash Flows from Investing Activities:
  Additions to property, plant and equipment               (6.7)          (9.2)
  Proceeds on the sale of property, plant and equipment     0.5             --

      Net Cash Used in Investing Activities                (6.2)          (9.2)

Cash Flows from Financing Activities:
  Change in amount due from The Quaker Oats Company        11.5           18.2
  Cash dividends                                           (0.2)          (0.2)

      Net Cash Provided by Financing Activities            11.3           18.0

Net (Decrease) Increase in Cash and Cash Equivalents       (4.7)           8.8
Cash and Cash Equivalents - Beginning of Year               7.3            5.3
Cash and Cash Equivalents - End of Quarter               $  2.6         $ 14.1


  See accompanying notes to the condensed consolidated financial statements.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1998


Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1998 and 1997, the condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of March 31, 1998, authorized shares were 500,000 and issued and outstanding shares were 10,400. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of March 31, 1998, authorized shares were 1,500,000, issued shares were 753,744 and outstanding shares were 753,411.

Both issues are redeemable at the Company's option for $21 per share.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1998


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


Note 4 - Current and Pending Accounting Changes

In July 1997, the Financial Accounting Standards Board (the FASB) issued Statement #130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income in financial statements. The Company adopted this new standard in January 1998 and is not required to report comprehensive income because there were no components of other comprehensive income in the periods presented. The Company's adoption of this standard did not result in changes to previously reported amounts or disclosures.

In July 1997, the FASB issued Statement #131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

In January 1998, Statement of Position (SOP) #98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP #98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company is not required to adopt these Statements until January 1999 and does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1998


Note 5 - Derivative Commodity Instruments

The Company actively monitors its exposure to risk from changes in commodity prices and occasionally uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged item. The deferral method is used to account for those instruments which effectively hedge the Company's price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting.

Under the deferral method, gains and losses on derivative instruments are deferred in the condensed consolidated balance sheets as a component of other current assets (if a loss) or other current liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the condensed consolidated statements of income as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment are accounted for under the fair value method with gains and losses recognized currently in the condensed consolidated statements of income as a component of cost of goods sold.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared With
Three Months Ended March 31, 1997

Operating Results

Consolidated  net sales for the three months ended March 31, 1998 (the  current year), were $212.9 million, down 1 percent from the three months ended March 31, 1997 (the prior year). This decrease is primarily due to lower Gatorade thirst quencher sales in the United States, where sales and volume decreased 4 percent and 1 percent, respectively. Cool, wet weather in key West Coast and Southeastern markets contributed to this decline compared to the prior year. In the prior year, sales increased 15 percent, reflecting incremental sales from a new product, Gatorade Frost. Price changes did not significantly affect sales.

Gross profit margin was 49.8 percent compared to 50.3 percent in the prior year. Selling, general and administrative (SG&A) expenses increased 15 percent primarily due to a 14 percent increase in advertising and merchandising (A&M) expenses and the absorption of overhead costs previously allocated to the Snapple beverages business. A&M in the current year included spending to support a new advertising campaign and was 24.2 percent of sales, up from 20.9 percent of sales in the prior year.


Interest and Income Taxes

Net interest income was $11.6 million in the current year, compared to $11.7 million in the prior year. The effective tax rate for the three months ended March 31, 1998 and 1997, was 41.0 percent.


Liquidity and Capital Resources

Net cash used in operating activities was $9.8 million for the three months ended March 31, 1998, and was zero for the three months ended March 31, 1997. The decrease in cash flow from operating activities was primarily due to lower net income in the current year. Capital expenditures for the three months ended March 31, 1998 and 1997, were $6.7 million and $9.2 million, respectively. Capital expenditures are expected to continue at or above the current rate as the Company continues to expand its production capacity. The Company expects that its future capital expenditures and cash dividends will be financed through cash flow from operating activities.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Derivative Commodity and Financial Instruments

The Company actively monitors its exposure to risk from changes in commodity prices and occasionally uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. Based on the results of the sensitivity analyses, the estimated market risk exposure in the current year was immaterial. Actual changes in market prices or rates may differ from hypothetical changes.


Current and Pending Accounting Changes and Other Matter

In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income in financial statements. The Company adopted this new standard in January 1998 and is not required to report comprehensive income because there were no components of other comprehensive income in the periods presented. The Company's adoption of this standard did not result in changes to previously reported amounts or disclosures.

In July 1997, the FASB issued Statement #131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In January 1998, Statement of Position (SOP) #98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP #98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company is not required to adopt these Statements until January 1999 and does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's businesses. As such, Stokely, throughout its business, uses Quaker's software and other related technologies that will be affected by the date change in the Year 2000. With Quaker senior management accountability and corporate staff guidance, the affected Quaker operating units are in varying stages of assessment and implementation of a plan to address Quaker's Year 2000 issues. Overall, Quaker has targeted Year 2000 compliance primarily by the end of 1998, with certain Quaker operating units targeting compliance by no later than mid-1999. While Quaker's plans are underway, and Quaker does not anticipate such, the consequences of non-compliance by Quaker, its customers or its suppliers, could have a material adverse impact on Stokely's operations. Stokely will continue to incur expenses related to these efforts; however, such expenses are not expected to have a material impact on Stokely's results of operations.


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

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on, among other things: the level of competition from its two key competitors, The Coca-Cola Co. and PepsiCo Inc.; the ability to obtain increasing points of availability; the projected outcome of supply chain management programs; capital spending plans; markets for key commodities, especially PET resins and cardboard; and the efficiency and effectiveness of A&M programs.

                          PART II - OTHER INFORMATION



Item 6    Exhibits and Reports on Form 8-K

Item 6(a) Exhibit Index:

          Exhibit                                                Paper (P) or
          Number                Description                      Electronic (E)

          10         Agreement Upon Separation of Employment
                     with James F. Doyle, effective as of April
                     1, 1998                                           E




All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date: May 8, 1998             /s/ Thomas L. Gettings
                              Thomas L. Gettings
                              Vice President and Corporate Controller

