Form 10-Q
period 1998-06-30
STOKELY VAN CAMP INC
filed 1998-08-07
CIK 94567

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                For the quarterly period ended June 30, 1998


               Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                For the transition period from _______  to _______

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


                          YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on July 31, 1998, all of which were held by The Quaker Oats Company.





                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-Q




                                                                     Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
       and Reinvested Earnings for the Six and Three
       Months Ended June 30, 1998 and 1997                            3-4


     Condensed Consolidated Balance Sheets as of
       June 30, 1998 and December 31, 1997                              5


     Condensed Consolidated Statements of Cash
       Flows for the Six Months Ended
       June 30, 1998 and 1997                                           6


     Notes to the Condensed Consolidated Financial
       Statements                                                     7-9


     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                10-13


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security
       Holders                                                         14


SIGNATURES                                                             15


<2>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)





                                                     Six Months Ended
Dollars in Millions                                      June 30,
                                                   1998             1997

Net sales                                      $   718.6         $  649.6
Cost of goods sold                                 331.3            299.6
Gross profit                                       387.3            350.0

Selling, general and administrative expenses       247.7            227.4
Interest income -- net                             (22.8)           (22.1)

Income before income taxes                         162.4            144.7
Provision for income taxes                          65.9             59.4


Net Income                                          96.5             85.3

Dividends on preference and preferred stock         (0.4)            (0.4)
Reinvested Earnings -- Beginning Balance           942.1            811.8
Reinvested Earnings -- Ending Balance          $ 1,038.2         $  896.7


See accompanying notes to the condensed consolidated financial statements.


<3>


                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND REINVESTED EARNINGS
                                 (UNAUDITED)





                                                    Three Months Ended
Dollars in Millions                                      June 30,
                                                   1998              1997

Net sales                                      $   505.7          $  433.7
Cost of goods sold                                 224.4             192.4
Gross profit                                       281.3             241.3

Selling, general and administrative expenses       160.0             151.4
Interest income -- net                             (11.2)            (10.4)

Income before income taxes                         132.5             100.3
Provision for income taxes                          53.6              41.2


Net Income                                          78.9              59.1

Dividends on preference and preferred stock         (0.2)             (0.2)
Reinvested Earnings -- Beginning Balance           959.5             837.8
Reinvested Earnings -- Ending Balance          $ 1,038.2          $  896.7


 See accompanying notes to the condensed consolidated financial statements.


<4>


                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                   June 30,     December 31,
Dollars in Millions                                  1998           1997

ASSETS
Current Assets:
  Cash and cash equivalents                       $     4.7       $     7.3
  Due from The Quaker Oats Company                    887.5           778.7
  Trade accounts receivable -- net of allowances      129.1            28.7
  Inventories:
   Finished goods                                      48.5            27.1
   Materials and supplies                              15.2             7.6
    Total inventories                                  63.7            34.7
  Other current assets                                 56.3            55.6
    Total Current Assets                            1,141.3           905.0

Other assets                                            2.6             1.4

Property, plant and equipment                         342.0           329.0
Less: accumulated depreciation                         97.7            86.8
   Property -- net                                    244.3           242.2
     Total Assets                                 $ 1,388.2       $ 1,148.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                          $    61.0       $    18.4
  Accrued payroll, benefits and bonus                  12.3            10.9
  Accrued advertising and merchandising                41.8            16.4
  Income taxes payable                                 82.4            20.6
  Other current liabilities                            28.8            18.2
    Total Current Liabilities                         226.3            84.5

Long-term debt                                          1.5             1.5
Other liabilities                                      46.6            46.6
Deferred income taxes                                   8.9             7.2

Redeemable Preference and Preferred Stock              15.3            15.3


Common Shareholders' Equity:
 Common stock, $1 par value, authorized 10
   million shares; issued 3,591,381 shares              3.6             3.6

 Additional paid-in capital                            68.7            68.7
 Reinvested earnings                                1,038.2           942.1
 Treasury common stock, at cost, 602,010 shares       (20.9)          (20.9)
    Total Common Shareholders' Equity               1,089.6           993.5
     Total Liabilities and Shareholders' Equity   $ 1,388.2       $ 1,148.6

 See accompanying notes to the condensed consolidated financial statements.


<5>


                 STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                        Six Months Ended
Dollars in Millions                                         June 30,
                                                      1998           1997

Cash Flows from Operating Activities:
  Net income                                         $ 96.5         $ 85.3
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    12.0            9.8
      Deferred income taxes                             1.7            2.4
      Loss on disposition of property and
        equipment                                       0.4            5.3
      Increase in trade accounts receivable          (100.4)         (84.3)
      Increase in inventories                         (29.0)         (35.9)
      (Increase) decrease in other current assets      (0.7)           1.7
      Increase in trade accounts payable               42.6           28.5
      Increase in income taxes payable                 61.8           52.2
      Increase in other current liabilities            37.4           35.4
      Other items                                      (1.1)           4.9

      Net Cash Provided by Operating Activities       121.2          105.3


Cash Flows from Investing Activities:
  Additions to property, plant and equipment          (15.2)         (21.5)
  Proceeds on the sale of property, plant
    and equipment                                       0.6             --

      Net Cash Used in Investing Activities           (14.6)         (21.5)


Cash Flows from Financing Activities:
  Change in amount due from The Quaker Oats Company  (108.8)         (84.4)
  Cash dividends                                       (0.4)          (0.4)

      Net Cash Used in Financing Activities          (109.2)         (84.8)


Net Decrease in Cash and Cash Equivalents              (2.6)          (1.0)
Cash and Cash Equivalents -- Beginning of Period        7.3            5.3
Cash and Cash Equivalents -- End of Period           $  4.7         $  4.3


See accompanying notes to the condensed consolidated financial statements.


<6>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1998 and 1997, the condensed consolidated balance sheet as of June 30, 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of June 30, 1998, authorized shares were 500,000 and issued and outstanding shares were 9,131. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of June 30, 1998, authorized shares were 1,500,000, issued shares were 755,013 and outstanding shares were 754,680.

Both issues are redeemable at the Company's option for $21 per share.


<7>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998

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


Note 4 - Current and Pending Accounting Changes

In July 1997, the Financial Accounting Standards Board (FASB) issued Statement #131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

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

In June 1998, the FASB issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be reflected in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting  provisions  for qualifying hedges allow an instrument's  gains  and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.


<8>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998

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


<9>

                      STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1998 Compared With
Six Months Ended June 30, 1997

Operating Results

Consolidated net sales for the six months ended June 30, 1998 (current year), were $718.6 million, up 11 percent from the six months ended June 30, 1997 (prior year). U.S. Gatorade sales comprise over 97 percent of the total current year sales. Gatorade thirst quencher sales and volume in the United States increased 10 percent and 14 percent, respectively, driven by new packaging and flavors, and strong growth outside of the traditional retail market, along with more favorable weather versus the prior year. Price changes did not significantly affect the comparison of current year and prior year sales.

Gross profit margin was 53.9 percent in both years. Selling, general and administrative (SG&A) expenses increased 9 percent, partly due to an increase in advertising and merchandising (A&M) expenses. As a percent of sales, A&M expenses were 23.6 percent in the current year compared to 24.5 percent in the prior year, reflecting improved efficiency.

Interest and Income Taxes

Net interest income of $22.8 million increased $0.7 million from last year as a result of higher average amounts due from The Quaker Oats Company.

The effective tax rate for the current and prior year was 40.6 percent and 41.1 percent, respectively.

Three Months Ended June 30, 1998 Compared With
Three Months Ended June 30, 1997

Operating Results

Consolidated net sales for the three months ended June 30, 1998 (current year), were $505.7 million, an increase of 17 percent from the three months ended June 30, 1997 (prior year). U.S. Gatorade sales comprise over 97 percent of the total current year sales. Gatorade thirst quencher sales and volume in the United States increased 17 percent and 22 percent, respectively, driven by new packaging and flavors, and strong growth outside of the traditional retail market, along with more favorable weather versus the prior year. Price changes did not significantly affect the comparison of current and prior year sales.

Gross profit margin was 55.6 percent of sales in both years. SG&A expenses increased 6 percent partly due to an increase in A&M expenses. As a percent of sales, A&M expenses were 23.3 percent in the current year compared to 26.3 percent in the prior year, reflecting improved efficiency.


<10>


                      STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest and Income Taxes

Net interest income of $11.2 million increased $0.8 million from last year as a result of higher average amounts due from The Quaker Oats Company.

The effective tax rate for the current year was 40.5 percent versus 41.1 percent in the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $121.2 million and $105.3 million for the six months ended June 30, 1998 and 1997, respectively. The increase in cash flows was primarily due to higher net income. Capital expenditures for the six months ended June 30, 1998 and 1997, were $15.2 million and $21.5 million, respectively. Capital expenditures are expected to increase slightly during the remainder of the current year as Quaker continues its expansion of production capacity for Gatorade thirst quencher in the United States. The Company expects that its future capital expenditures and cash dividends will be financed through cash flows from operating activities.

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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. Based on the results of the sensitivity analyses, the market risk exposure in the current year was immaterial. Actual changes in market prices or rates may differ from hypothetical changes.



<11>


                      STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Current and Pending Accounting Changes

In July 1997, the Financial Accounting Standards Board (FASB) issued Statement #131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these
Statements until December 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

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

In June 1998, the FASB issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be reflected in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting  provisions  for qualifying hedges allow an instrument's  gains  and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements.


Year 2000

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's businesses. As such, Stokely, throughout its business, uses Quaker's software and other related technologies that will be affected by the date change in the year 2000. With Quaker senior management accountability and corporate staff guidance, the  affected  Quaker  operating  units  have  completed  the  assessment phase and are in varying stages of plan implementation to address Quaker's year 2000 issues. Overall, Quaker has targeted year 2000 compliance primarily by the end of 1998, with certain Quaker operating units targeting compliance by no later than mid-1999. While Quaker's plans are underway, and Quaker does not anticipate such, the consequences of non-compliance by Quaker, its customers or its suppliers, could have a material adverse impact on Stokely's operations. Stokely will continue to incur expenses related to


<12>


                      STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


these efforts; however, such expenses are not expected to have a material impact on Stokely's results of operations.


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


<13>


                          PART II - OTHER INFORMATION




Item 4 - Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Shareholders on May 6, 1998. Represented at the Meeting, either in person or by proxy, were 2,989,371 voting shares, of a total 2,999,771 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

          (c) To elect three directors to each serve for a one-year term or until their successors are elected and qualified. All nominees are named below.

               -    Susan D. Wellington
                    Votes for Election - 2,989,371

               -    John G. Jartz
                    Votes for Election - 2,989,371

               -    Janet K. Cooper
                    Votes for Election - 2,989,371

                    There were no votes withheld, against, abstentions or broker non-votes with respect to the election of any nominee named above.




All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


<14>


                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                                        Stokely-Van Camp, Inc.
                                        (Registrant)




Date: August 7, 1998                    /s/ Richard M. Gunst
                                        Richard M. Gunst
                                        Vice President and Corporate Controller


<15>