Form 10-Q
period 1998-09-30
STOKELY VAN CAMP INC
filed 1998-11-12
CIK 94567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1998


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


                           YES   XX       NO


The registrant had 2,989,371 shares of Common Stock outstanding on October 31, 1998, all of which were held by The Quaker Oats Company.




                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


                                                                       Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
       and Reinvested Earnings for the Nine and Three Months
       Ended September 30, 1998 and 1997                               3-4

     Condensed Consolidated Balance Sheets as of
       September 30, 1998 and December 31, 1997                          5

     Condensed Consolidated Statements of Cash
       Flows for the Nine Months Ended
       September 30, 1998 and 1997                                       6

     Notes to the Condensed Consolidated Financial
       Statements                                                      7-9

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 10-13

PART II - OTHER INFORMATION                                             14

SIGNATURES                                                              15


<2>


             STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND REINVESTED EARNINGS
                           (UNAUDITED)


                                               Nine Months Ended
Dollars in Millions                              September 30,
                                              1998           1997
Net sales                                  $ 1,191.6      $ 1,051.7
Cost of goods sold                             547.0          484.8
Gross profit                                   644.6          566.9

Selling, general and administrative
  expenses                                     394.4          361.5
Interest income - net                          (35.9)         (32.8)

Income before income taxes                     286.1          238.2
Provision for income taxes                     114.9           97.8


Net Income                                     171.2          140.4

Dividends on preference and preferred
  stock                                         (0.6)          (0.6)
Reinvested Earnings - Beginning Balance        942.1          811.8
Reinvested Earnings - Ending Balance       $ 1,112.7      $   951.6

See accompanying notes to the condensed consolidated financial statements.


<3>


             STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND REINVESTED EARNINGS
                           (UNAUDITED)


                                             Three Months Ended
Dollars in Millions                             September 30,
                                             1998           1997

Net sales                                $   473.0        $ 402.1
Cost of goods sold                           215.7          185.2
Gross profit                                 257.3          216.9

Selling, general and administrative
  expenses                                   146.7          134.1
Interest income - net                        (13.1)         (10.7)

Income before income taxes                   123.7           93.5
Provision for income taxes                    49.0           38.4


Net Income                                    74.7           55.1

Dividends on preference and preferred
  stock                                       (0.2)          (0.2)
Reinvested Earnings - Beginning Balance    1,038.2          896.7
Reinvested Earnings - Ending Balance     $ 1,112.7        $ 951.6

See accompanying notes to the condensed consolidated financial statements.


<4>


                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                 September 30,    December 31,
Dollars in Millions                                  1998             1997

ASSETS
Current Assets:
 Cash and cash equivalents                        $     6.4        $     7.3
 Due from The Quaker Oats Company                     989.3            778.7
 Trade accounts receivable - net of allowances         75.2             28.7
 Inventories:
  Finished goods                                       41.8             27.1
  Materials and supplies                                8.0              7.6
   Total inventories                                   49.8             34.7
 Other current assets                                  51.6             55.6
   Total Current Assets                             1,172.3            905.0

Other assets                                           15.0              1.4

Property, plant and equipment                         354.0            329.0
Less: accumulated depreciation                        103.1             86.8
  Property - net                                      250.9            242.2
    Total Assets                                  $ 1,438.2        $ 1,148.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Trade accounts payable                           $    36.9        $    18.4
 Accrued payroll, benefits and bonus                   12.5             10.9
 Accrued advertising and merchandising                 41.6             16.4
 Income taxes payable                                  84.4             20.6
 Other current liabilities                             24.9             18.2
   Total Current Liabilities                          200.3             84.5


Long-term debt                                          1.5              1.5
Other liabilities                                      46.6             46.6
Deferred income taxes                                  10.4              7.2

Redeemable Preference and Preferred Stock              15.3             15.3


Common Shareholders' Equity:
 Common stock, $1 par value, authorized 10
  million shares; issued 3,591,381 shares               3.6              3.6
 Additional paid-in capital                            68.7             68.7
 Reinvested earnings                                1,112.7            942.1
 Treasury common stock, at cost, 602,010 shares       (20.9)           (20.9)
   Total Common Shareholders' Equity                1,164.1            993.5
    Total Liabilities and Shareholders' Equity    $ 1,438.2        $ 1,148.6

 See accompanying notes to the condensed consolidated financial statements.


<5>


            STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)


                                                  Nine Months Ended
Dollars in Millions                                 September 30,
                                                  1998          1997

Cash Flows from Operating Activities:
  Net income                                    $ 171.2       $ 140.4
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                 18.6          15.8
     Deferred income taxes                          3.2           2.6
     Loss on disposition of property and
       equipment                                    2.5          10.5
     Increase in trade accounts receivable        (46.5)        (38.1)
     Increase in inventories                      (15.1)         (5.9)
     Decrease in other current assets               4.0           0.2
     Increase in trade accounts payable            18.5           3.0
     Increase in income taxes payable              63.8          52.2
     Increase in other current liabilities         33.5          18.3
     Other items                                  (13.5)         (1.7)

     Net Cash Provided by Operating Activities    240.2         197.3


Cash Flows from Investing Activities:
  Additions to property, plant and equipment      (30.5)        (35.0)
  Proceeds on the sale of property, plant and
    equipment                                       0.6            --

     Net Cash Used in Investing Activities        (29.9)        (35.0)


Cash Flows from Financing Activities:
  Change in amount due from The Quaker Oats
    Company                                      (210.6)       (161.8)
  Cash dividends                                   (0.6)         (0.6)
  Reduction of long-term debt                        --          (0.1)

     Net Cash Used in Financing Activities       (211.2)       (162.5)

Net Decrease in Cash and Cash Equivalents          (0.9)         (0.2)

Cash and Cash Equivalents - Beginning of Period     7.3           5.3
Cash and Cash Equivalents - End of Period       $   6.4       $   5.1


See accompanying notes to the condensed consolidated financial statements.


<6>
                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1998 and 1997, the condensed consolidated balance sheet as of September 30, 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of September 30, 1998, authorized shares were 500,000 and issued and outstanding shares were 9,131. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of September 30, 1998, authorized shares were 1,500,000, issued shares were 755,013 and outstanding shares were 754,680.

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


<7>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998


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

In June 1998, the FASB issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be reflected in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting  provisions  for qualifying hedges allow a  derivative's  gains  and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements. However, when adopted this Statement could increase volatility in reported earnings and other comprehensive income of the Company.


<8>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1998

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


<9>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared With
Nine Months Ended September 30, 1997

Operating Results

Consolidated  net sales for the nine months ended September 30,  1998  (current year), were $1,191.6 million, up 13.3 percent from the nine months ended September 30, 1997 (prior year). U.S. Gatorade sales comprise about 97 percent of the total current year sales. Gatorade thirst quencher sales and volume in the United States increased 13.2 percent and 17.3 percent, respectively, driven by new packaging and flavors, and strong growth outside of the traditional retail market, along with more favorable weather versus the prior year. Price changes did not significantly affect the comparison of current year and prior year sales.

Gross profit margin increased to 54.1 percent of sales from 53.9 percent in the prior year. Selling, general and administrative (SG&A) expenses increased 9.1 percent, primarily due to an increase in advertising and merchandising (A&M) expenses. As a percent of sales, A&M expenses were 22.9 percent in the current year compared to 24.1 percent in the prior year, reflecting increased efficiency.

Interest and Income Taxes

Net interest income of $35.9 million increased $3.1 million from the prior year as a result of higher average amounts due from The Quaker Oats Company.

The effective tax rate for the current and prior year was 40.2 percent and 41.1 percent, respectively.

Three Months Ended September 30, 1998 Compared With
Three Months Ended September 30, 1997

Operating Results

Consolidated  net sales for the three months ended September 30, 1998  (current year), were $473.0 million, an increase of 17.6 percent from the three months ended September 30, 1997 (prior year). U.S. Gatorade sales comprise over 97 percent of the total current year sales. Gatorade thirst quencher sales and volume in the United States increased 17.6 percent and 22.3 percent, respectively, driven by new packaging and flavors, strong growth outside of the traditional retail market and more favorable weather versus the prior year. Price changes did not significantly affect the comparison of current and prior year sales.

Gross profit margin increased to 54.4 percent of sales from 53.9 percent in the prior year. SG&A expenses increased 9.4 percent partly due to an increase in A&M expenses. As a percent of sales, A&M expenses were 21.7 percent in the current year compared to 23.7 percent in the prior year, reflecting increased efficiency.


<10>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Income Taxes

Net interest income of $13.1 million increased $2.4 million from the prior year as a result of higher average amounts due from The Quaker Oats Company.

The effective tax rate for the current year was 39.6 percent versus 41.1 percent in the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $240.2 million and $197.3 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash flows was primarily due to higher net income. Capital expenditures for the nine months ended September 30, 1998 and 1997, were $30.5 million and $35.0 million, respectively. Capital expenditures are expected to increase slightly during the remainder of the current year as Quaker continues its expansion of production capacity for Gatorade thirst quencher in the United States. The Company expects that its future capital expenditures and cash dividends will be financed through cash flows from operating activities.

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

In June 1998, the FASB issued Statement #133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be reflected in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting  provisions  for qualifying hedges allow an instrument's  gains  and losses to offset related results on the hedged item in the income statement, and require that the Company formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until January 2000. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements.

Year 2000

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's business. As such, Stokely, throughout its business, uses Quaker's software and other related technologies that will be affected by the date change in year 2000. There are three areas where year 2000 issues may affect Quaker, including: (1) the computer systems, both hardware and software, (2) embedded systems, as in computer chips in machinery and process controls, and (3) third parties with material relationships with the Company, such as vendors, customers and suppliers.

To address the year 2000 issue, Quaker has developed and is executing a detailed comprehensive readiness plan. The first phase of the readiness plan, the assessment of Quaker's internal systems, has been completed. The second phase involves the remediation, replacement and testing of computer systems and embedded systems and is scheduled for completion by mid-1999. The third phase will continue through mid-1999 and includes Quaker taking steps to assess the year 2000 plans of its material third parties. These steps include contacting Quaker's major service providers, vendors, suppliers and customers that are believed to be critical to the business operations after January 1, 2000, to determine their stage of year 2000 compliance through questionnaires,


<12>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interviews, on-site visits, testing and other available means. The fourth phase involves the development of contingency plans in the event of year 2000 non-compliance and is also expected to be completed by mid-1999.

While Quaker's year 2000 readiness plans are underway, the consequences of non-compliance by Quaker, its major service providers, its customers or its suppliers, could have a material adverse impact on Stokely's operations. Although Quaker does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by its material third parties. Some of the possible consequences of non-compliance by Quaker or its material third parties include, among other things, temporary plant closings, delays in the delivery and receipt of products and supplies, invoice and collection errors, and inventory obsolescence. Given this risk, Quaker is developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. Contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, securing alternate suppliers, or other appropriate measures.

It is currently estimated that the aggregate cost of Quaker's year 2000 efforts will be approximately $12 million to $15 million, of which approximately $4 million has been incurred to date. Most of these costs are being funded through Quaker's operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

Quaker's year 2000 readiness plan is an ongoing process and the estimates of costs and completion dates for various components of the program as described above are subject to change.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; fluctuations in the cost and availability of supply chain resources; weather; and the ability of the Company, and its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue.

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


<13>


                          PART II - OTHER INFORMATION

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


<14>


                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                                     Stokely-Van Camp, Inc.
                                     (Registrant)




Date: November 11, 1998              /s/ Richard M. Gunst
                                     Richard M. Gunst
                                     Vice President and Corporate Controller


<15>