Form 10-K
period 1998-12-31
STOKELY VAN CAMP INC
filed 1999-03-26
CIK 94567

United States
                     Securities and Exchange Commission
                          Washington, D.C.   20549

                                  Form 10-K

             X   Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Registrant  had 2,989,371 shares of common stock outstanding on December  31,
1998,  all  of  which  were owned by The Quaker Oats Company.   There  is  no
trading market for the registrant's voting stock held by non-affiliates.


                              TABLE OF CONTENTS

PART I                                                            PAGE

     ITEM 1.       Business                                       1-2
     ITEM 2.       Properties                                     2
     ITEM 3.       Legal Proceedings                              2
     ITEM 4.       Submission of Matters to a Vote of
                   Security-Holders                               Not Applicable

PART II

     ITEM 5.       Market for Registrant's Common
                   Equity and Related Stockholder Matters         3
     ITEM 6.       Selected Financial Data                        3
     ITEM 7.       Management's Discussion and Analysis
                   of Financial Conditions and Results
                   of Operations                                  4-7
     ITEM 7A.      Quantitative and Qualitative Disclosures
                   about Market Risk                              Not Applicable
     ITEM 8.       Financial Statements and Supplementary Data    8-19
     ITEM 9.       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure         Not Applicable

PART III

     ITEM 10.      Directors and Executive Officers of
                   the Registrant                                 20
     ITEM 11.      Executive Compensation                         20-23
     ITEM 12.      Security Ownership of Certain
                   Beneficial Owners and Management               24-25
     ITEM 13.      Certain Relationships and Related
                   Transactions                                   25

PART IV

     ITEM 14.      Exhibits and Financial Statement Schedules
     (a)(1)        Financial Statements
                   Consolidated Financial Statements of
                   Stokely-Van Camp, Inc. and subsidiaries are
                   incorporated under Item 8 of this Form 10-K
     (a)(2) & (d)  Financial Statement Schedules
                   Schedule X - Supplementary Income Statement
                   Information                                    26
     (a)(3) & (c)  Exhibits
                   See Exhibit Index attached hereto, which is
                   incorporated herein by reference               29
SIGNATURES                                                        28


                           PART I

ITEM 1.   BUSINESS

Stokely-Van Camp, Inc. and subsidiaries (the Company or Stokely) has been a wholly-owned subsidiary of The Quaker Oats Company (Quaker) since 1983. The Company is a processor, marketer and distributor of beverage and food products to retail stores, institutional distributors and industrial and athletic users. Stokely's business is primarily composed of the Gatorade thirst quencher business in the United States. Gatorade thirst quencher is a beverage specifically developed to quench thirst during periods of physical activity. Gatorade thirst quencher is marketed through retail grocery stores, convenience stores, food service distributors, warehouse clubs and wholesalers, and is also sold directly to athletic, institutional and industrial users. This product is distributed nationally and internationally and is primarily sold through Quaker sales organizations and food brokers. The supply of raw materials for Gatorade thirst quencher has been adequate and continuous. The Company's sales are seasonal, with over 70 percent of sales occurring in the second and third quarters during the spring and summer beverage season.

Export sales in 1998, 1997, and 1996 were $30.2 million, $31.9 million and $19.8 million, respectively.

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

Employees

The total number of Stokely employees as of December 31, 1998, was approximately 1,330.

Enterprise and Geographic Data



Dollars in Millions               Net Sales(a)                      Long-lived Assets

Year Ended December 31,      1998       1997       1996          1998      1997      1996
U.S. Beverages(b)        $1,310.0   $1,153.6   $1,066.6       $ 263.8   $ 240.3   $ 187.9
Foreign                      37.9       34.8       23.9           1.6       1.9       0.9
Total Consolidated       $1,347.9   $1,188.4   $1,090.5       $ 265.4   $ 242.2   $ 188.8



(a)  Intersegment revenue is not material.
(b) Includes affiliate sales to Quaker of $3.2 million, $0.4 million and $0.6 million in 1998, 1997 and 1996, respectively.


<1>


ITEM 2.   PROPERTIES

The Company owns and operates seven plants, including manufacturing, filling and distribution facilities located in seven states. A facility in Puerto Rico is also leased. In 1997, construction of the Atlanta, Georgia beverage plant was completed. The majority of Gatorade thirst quencher sales are shipped direct from the production sites. In addition, Quaker owns or leases distribution centers, seven of which are shared with the Company. Other distribution centers are leased as needed throughout the year. Sales and administrative office space is shared with Quaker. Management believes that manufacturing, distribution and office space owned and leased is suitable and adequate for the business and production capacity is appropriately utilized.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.


<2>

                           PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
          STOCKHOLDER MATTERS

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker. The stock is not listed on any stock exchange or traded on any market. The Company did not pay any dividends on its common stock in 1998, 1997 or 1996.


ITEM 6.   SELECTED FINANCIAL DATA

Dollars in Millions

Year Ended December 31,                1998        1997(a)     1996        1995(b)     1994(c)

Net sales                          $1,347.9    $1,188.4    $1,090.5    $1,130.3    $1,081.4
Cost of goods sold                    634.5       566.1       540.7       586.9       564.6
Income before income taxes
  and cumulative effect of
  accounting changes               $  271.6    $  222.4    $  211.9    $  215.6    $   84.2
Provision for income taxes            107.2        91.3        87.0        79.2        35.3
Income before cumulative
  effect of accounting changes        164.4       131.1       124.9       136.4        48.9
Cumulative effect of accounting
  changes - net of tax(d)                --          --          --          --        (1.5)
Net Income                         $  164.4    $  131.1    $  124.9    $  136.4    $   47.4




Dollars in Millions

As of December 31,             1998         1997         1996        1995        1994

Property - net            $   265.4    $   242.2    $   188.8    $  141.7    $  147.5
Total assets              $ 1,359.2    $ 1,148.6    $ 1,013.6    $  877.5    $  754.9
Long-term debt            $     1.4    $     1.5    $     0.3    $    0.5    $    0.7
Redeemable preference
  and preferred stock     $    15.3    $    15.3    $    15.3    $   15.3    $   15.3


(a) 1997 results include $3.1 million of pretax restructuring charges for a U.S. Gatorade manufacturing reconfiguration.
(b) 1995 results include a $44.9 million pretax gain for the divestiture of the Van Camp's pork and beans business.
(c) 1994 results include $9.4 million of pretax restructuring charges for Van Camp's manufacturing consolidation and work force reductions.
(d) 1994 cumulative effect of accounting changes includes an after-tax charge of $1.5 million for the adoption of SFAS No. 112.


<3>


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Operating Results

This report discusses the operating results and financial condition of Stokely-Van Camp, Inc. and Subsidiaries (Company) for the years ended December 31, 1998 (current year) and 1997 (prior year). The Company is a subsidiary of The Quaker Oats Company (Quaker).

1998 Compared with 1997

Consolidated net sales for 1998 were $1.35 billion, an increase of 13 percent from 1997, primarily driven by higher U.S. sales. U.S. Gatorade sales comprise about 97 percent of the total current year net sales. Gatorade thirst quencher volume and sales in the United States increased 17 percent and 14 percent, respectively. New packaging and flavors and strong growth outside the traditional retail market, along with more favorable weather versus the prior year, contributed to the volume and sales increase, resulting in market share gains. Price changes did not significantly affect the comparison of current year and prior year sales.

Consolidated gross profit margin was 52.9 percent in 1998 compared to 52.4 percent in 1997. Selling, general and administrative (SG&A) expenses increased 12 percent to
$492.9 million, driven by a 12 percent increase in advertising and merchandising (A&M) expenses to support growth in the Gatorade business. A&M expenses were 24.7 percent and 24.9 percent of net sales in 1998 and 1997, respectively.

Net interest income of $51.1 million increased $6.7 million from the prior year as a result of higher average amounts due from Quaker. See Note 3 to the consolidated financial statements for further discussion of the Company's investing and borrowing agreement with Quaker.

The effective tax rate was 39.5 percent and 41.0 percent in 1998 and 1997, respectively. The decrease primarily was due to a reduction in the effective state tax rates in 1998.

1997 Compared with 1996

Consolidated net sales for 1997 were $1.19 billion, an increase of 9 percent from 1996, driven by higher U.S. and export sales. U.S. Gatorade thirst quencher net sales increased 8 percent on a volume increase of 9 percent, driven by incremental sales from a new product, Gatorade Frost, and strong execution of retail in-store initiatives, resulting in market share gains. Price increases did not significantly affect 1997 and 1996 sales.

Consolidated gross profit margin increased to 52.4 percent compared to 50.4 percent in 1996. This increase was due to sales growth and lower packaging costs for U.S. Gatorade thirst quencher. SG&A expenses increased 17 percent to
$441.2 million, primarily due to higher A&M expenses, as well as the allocation of certain Quaker overhead costs absorbed by the Snapple beverages business in 1996. A&M expenses increased 15 percent, driven, in part, by media spending for Gatorade Frost. A&M expenses were 24.9 percent and 23.6 percent of sales in 1997 and 1996, respectively.

On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was transferred to the Company as a Gatorade thirst quencher facility. The net book value of the assets transferred to the Company was $39.4 million.

In 1997, the Company recorded restructuring charges of $3.1 million to reconfigure U.S. Gatorade manufacturing lines. These charges were composed of non-cash asset write-offs. As of December 31, 1997, there were no remaining reserves and no material savings to be realized from these restructuring actions.

Net interest income of $44.4 million increased $4.4 million from 1996, the result of higher average amounts due from Quaker. See Note 3 to the consolidated financial statements for further discussion of the Company's investing and borrowing agreement with Quaker.


The effective tax rate was 41.0 percent in 1997 and 1996.


<4>


Liquidity and Capital Resources

Net cash provided by operating activities was $196.6 million, $156.8 million and $137.3 million for 1998, 1997 and 1996, respectively. The increase in cash flows provided by operating activities in all three years was primarily due to increased net income. Capital expenditures were $54.1 million, $52.4 million and $68.9 million for 1998, 1997 and 1996, respectively. During 1998, the Company invested in equipment to produce new products, increase availability and reduce production costs. The Company expects future capital expenditures and cash dividends to be financed through cash flows from operating activities.

The current Standard and Poor's rating on the Company's preferred stock is BBB-.

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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. Based on the results of the sensitivity analyses, the estimated quarter-end market risk exposure on an average, high and low basis was $0.3 million, $0.4 million and $0.1 million, respectively, during the current year and was not material in the prior year. Actual changes in market prices or rates may differ from hypothetical changes.

Current and Pending Accounting Changes

In  July  1997,  the  Financial Accounting  Standards  Board
(FASB)  issued  Statement of Financial Accounting  Standards
(SFAS) No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting comprehensive income in the financial statements. The Company adopted this standard in January 1998 and is not required to separately report comprehensive income because comprehensive income equals net income in all periods presented.

In July 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that operating segments be reported consistent with how management assesses segment performance. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans in the financial statements. As Stokely is a wholly-owned subsidiary of Quaker, the Company's adoption of these new standards in December 1998 did not result in material changes to previously reported amounts or disclosures.

In January 1998, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company is not required to adopt these standards until January 1999, and these standards are not expected to materially affect the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be


<5>


recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this Statement, but will be required to adopt it by January 2000. When adopted, this Statement could increase volatility in reported earnings and necessitate separate reporting of comprehensive income.

Year 2000

Stokely,  through its parent company, Quaker,  conducts  the majority of its operations as an integrated component of Quaker's business. As such, Stokely, throughout its business, uses Quaker's software and other related technologies that will be affected by the date change in year 2000. The three areas where year 2000 issues may affect Quaker include: (1) the computer systems, both hardware and software; (2) imbedded systems, as in computer chips in machinery and process controls; and (3) third parties with material relationships with the Company, such as vendors, customers and suppliers.

To address the year 2000 issue, Quaker has developed and is executing a detailed comprehensive readiness plan. The first phase of the readiness plan, the assessment of Quaker's internal systems, has been completed. The second phase involves the remediation, replacement and testing of computer systems (90 percent complete) and imbedded systems (85 percent complete) and is scheduled for completion by mid-1999. The third phase will continue through mid-1999 and includes Quaker taking steps to assess the year 2000 plans of its material third parties. These steps include contacting Quaker's major service providers, vendors, suppliers and customers that are believed to be critical to the business operations after January 1, 2000, to determine their stage of year 2000 compliance through questionnaires, interviews, on-site visits, testing and other available means. The fourth phase involves the development of contingency plans in the event of year 2000 non-compliance and is also expected to be completed by mid-1999.

While Quaker's year 2000 readiness plans are under way, the consequences of non-compliance by Quaker, its major service providers, vendors, suppliers or customers, could have a material adverse effect on Stokely's operations. Although Quaker does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by its material third parties. Some of the possible consequences of non-compliance by Quaker or its material third parties include, among other things: temporary plant closings; delays in the delivery and receipt of products and supplies; invoice and collection errors; and inventory obsolescence. Given these risks, Quaker is developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. Contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, and securing alternate suppliers or other appropriate measures. It is currently estimated that the aggregate cost of Quaker's year 2000 efforts will be approximately $12 million to $15 million, of which approximately $9 million has been incurred to date. These costs are being funded through Quaker's operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

Quaker's year 2000 readiness plan is an ongoing process and the estimates of costs and completion dates for various components of the program as described above are subject to change.


<6>


Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis.
Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; fluctuations in the cost and availability of supply chain resources; weather; and the ability of Quaker, its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

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


<7>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                               AND REINVESTED EARNINGS


Dollars in Millions
Year Ended December 31,                           1998        1997         1996
Net sales                                    $ 1,347.9   $ 1,188.4    $ 1,090.5
Cost of goods sold                               634.5       566.1        540.7
Gross profit                                     713.4       622.3        549.8


Selling, general and administrative expenses     492.9       441.2        377.9
Restructuring charges                               --         3.1           --
Interest income - net                            (51.1)      (44.4)       (40.0)


Income before income taxes                       271.6       222.4        211.9
Provision for income taxes                       107.2        91.3         87.0
Net Income                                       164.4       131.1        124.9

Dividends on preference and preferred stock       (0.8)       (0.8)        (0.8)
Reinvested Earnings - Beginning Balance          942.1       811.8        687.7
Reinvested Earnings - Ending Balance         $ 1,105.7   $   942.1    $   811.8



           See accompanying notes to the consolidated financial statements.

<8>



                        STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions
Year Ended December 31,                                  1998     1997     1996
Cash Flows from Operating Activities:
Net income                                            $ 164.4  $ 131.1  $ 124.9
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                      25.2     21.3     15.9
      Deferred income taxes                              (3.6)     3.0     (0.5)
      Restructuring charges                                --      3.1       --
      Loss on disposition of property and equipment       3.0     13.9      1.7
      (Increase) decrease in trade accounts receivable   (7.6)    (4.5)     2.3
      Increase in inventories                           (22.3)    (0.6)    (9.8)
      Increase in other current assets                   (4.9)    (3.4)   (12.7)
      Increase (decrease) in trade accounts payable       4.1     (2.5)    12.2
      Increase (decrease) in income taxes payable        22.7     (4.9)    (2.3)
      Increase (decrease) in other current liabilities   24.4     (7.8)     5.4
      Other items                                        (8.8)     8.1      0.2
      Net Cash Provided by Operating Activities         196.6    156.8    137.3

Cash Flows from Investing Activities:
   Additions to property, plant and equipment           (54.1)   (52.4)   (68.9)
   Proceeds on the sale of property and equipment         0.9       --       --
      Net Cash Used in Investing Activities             (53.2)   (52.4)   (68.9)

Cash Flows from Financing Activities:
   Change in amount Due from The Quaker Oats Company   (143.5)  (102.8)   (70.5)
   Cash dividends                                        (0.8)    (0.8)    (0.8)
   Proceeds from long-term debt                            --      1.4       --
   Reduction of long-term debt                           (0.1)    (0.2)    (0.2)
      Net Cash Used in Financing Activities            (144.4)  (102.4)   (71.5)

Net (Decrease) Increase in Cash and Cash Equivalents     (1.0)     2.0     (3.1)
Cash and Cash Equivalents - Beginning of Period           7.3      5.3      8.4

Cash and Cash Equivalents - End of Period             $   6.3  $   7.3  $   5.3


           See accompanying notes to the consolidated financial statements.

<9>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

Dollars in Millions
As of December 31,                                              1998       1997
  Assets
  Current Assets:
  Cash and cash equivalents                                $     6.3  $     7.3
  Due from The Quaker Oats Company                             924.0      778.7
  Trade accounts receivable - net of allowance of $5.1
    and $5.2 in 1998 and 1997, respectively                     36.3       28.7
  Inventories:
     Finished goods                                             48.1       27.1
     Materials and supplies                                      8.9        7.6
       Total Inventories                                        57.0       34.7

  Other current assets                                          60.5       55.6
         Total Current Assets                                1,084.1      905.0

Property, Plant and Equipment
  Land                                                           5.7        5.2
  Buildings and improvements                                    94.2       82.0
  Machinery and equipment                                      268.2      241.8
  Property, plant and equipment                                368.1      329.0
  Less: accumulated depreciation                               102.7       86.8
    Property - Net                                             265.4      242.2

Other Assets                                                     9.7        1.4

         Total Assets                                      $ 1,359.2  $ 1,148.6


Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable                                   $    22.5  $    18.4
  Accrued payroll, benefits and bonus                           19.8       10.9
  Accrued advertising and merchandising                         27.8       16.4
  Income taxes payable                                          43.3       20.6
  Other current liabilities                                     22.3       18.2
         Total Current Liabilities                             135.7       84.5

Long-term Debt                                                   1.4        1.5
Other Liabilities                                               46.1       46.6
Deferred Income Taxes                                            3.6        7.2

Redeemable Preference and Preferred Stock                       15.3       15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares;
     issued 3,591,381 shares                                     3.6        3.6
  Additional paid-in capital                                    68.7       68.7
  Reinvested earnings                                        1,105.7      942.1
  Treasury common stock, at cost, 602,010 shares               (20.9)     (20.9)
       Total Common Shareholders' Equity                     1,157.1      993.5
  Total Liabilities and Shareholders' Equity               $ 1,359.2  $ 1,148.6


           See accompanying notes to the consolidated financial statements.


<10>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation



The consolidated financial statements include Stokely-Van Camp, Inc. and Subsidiaries(the Company or Stokely). All significant intercompany transactions have been eliminated. The Company is a subsidiary of The Quaker Oats Company (Quaker).

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

Inventories

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor and overhead. During the fourth quarter of 1998, the Company changed the valuation of inventories from the last-in, first-out
(LIFO) cost method to the average quarterly cost method. Over the past four years, the costs of key ingredients, package materials and manufacturing fees have declined and are expected to decline going forward. As a result, management believes that the average quarterly cost method is preferable to the LIFO cost method because it provides better current period matching of revenues and expenses. This change is effective January 1, 1998. The impact on 1998 and 1997 results and the cumulative effect of this accounting change are not material, and accordingly, previously reported results have not been restated.

Property and Depreciation

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 40 years for buildings and improvements and from three to 12 years for machinery and equipment.

Current and Pending Accounting Changes

In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting comprehensive income in the financial statements. The Company adopted this standard in January 1998 and is not required to separately report comprehensive income because
comprehensive   income   was equal to net income in all periods presented.



<11>



In July 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that operating segments be reported consistent with how management assesses segment performance. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans in the financial statements. As Stokely is a wholly-owned subsidiary of Quaker, the Company's adoption of these new standards in December 1998 did not result in material changes to previously reported amounts or disclosures.

In  January  1998, Statement of Position (SOP) No. 98-1, "Accounting  for   the
Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company is not required to adopt these standards until January 1999, and these are not expected to materially affect the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or
timing   of  adopting this Statement, but will be required  to  adopt   it   by
January 2000. When adopted, this Statement could increase volatility in reported earnings and necessitate the separate reporting of comprehensive income.

Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. Current deferred tax assets and liabilities are netted in the consolidated balance sheets as are long-term deferred tax assets and liabilities. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the consolidated balance sheets. To the extent that tax accruals differ from actual payments or assessments, the accruals will be adjusted through the provision for income taxes.

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


NOTE 2

RESTRUCTURING CHARGES

In 1997, the Company recorded restructuring charges of $3.1 million to reconfigure U.S. Gatorade manufacturing lines. These charges were comprised of non-cash asset write-offs. As of December 31, 1997, there were no remaining reserves and no material savings to be realized from these restructuring actions.

<12>


NOTE 3

RELATED PARTY TRANSACTIONS

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's U.S. and Canadian Foods and Beverages businesses. Certain liabilities and expenses are commingled and are charged or allocated to Stokely from Quaker. With the exception of cost of sales and advertising and merchandising expenses, the majority of operating, general and administrative expenses are allocated from Quaker to Stokely. Stokely reimburses Quaker and its affiliates for services provided for its benefit. Quaker's international foods and beverages businesses are licensed to sell Gatorade thirst quencher in international markets. In exchange for these licensing rights, Quaker pays the Company a royalty. The following summarizes the significant related party transactions other than those described elsewhere in the consolidated financial statements:


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

Shared Operating Expenses

Quaker's U.S. and Canadian Foods and Beverages businesses allocate a ratable portion of shared operating expenses including sales force and brokers, certain other marketing expenses, product research and general and administrative services. These expenses are allocated to Stokely on a basis which approximates actual services provided as determined by various measures.

Transfer of Assets

On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was transferred to the Company as a Gatorade thirst quencher facility. The net book value of the assets transferred to the Company was $39.4 million.

International Licensing Agreements

Stokely has entered into a number of licensing agreements allowing the international affiliates of Quaker to manufacture and sell certain beverage products in return for payment of licensing fees. Fees received under these agreements were $7.5 million, $6.4 million and $5.5 million in 1998, 1997 and 1996, respectively.


<13>


Investing and Borrowing Arrangement

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Funds collected from operations which are remitted to Quaker increase the amount due from Quaker; conversely, operating expenses paid by Quaker reduce the receivable from Quaker or may result in a payable to Quaker. This arrangement provides for an interest rate based on the yield of U.S. Treasury Bills, as determined by the weekly U.S. Government auction. The Company may, at any time, demand repayment of all or any part of the amount due from Quaker. There were no bank lines of credit as of December 31, 1998 or 1997.


NOTE 4

LONG-TERM DEBT

Dollars in Millions
As of December 31,                         1998           1997
Capital Lease Obligations                  $1.7           $1.6
Industrial Revenue Bond, 4.5%
   due through October  1, 1999             0.2            0.3
Less: current maturities                    0.5            0.4
Long-term Debt                             $1.4           $1.5


Aggregate required payments for long-term debt maturing over the next five years are as follows:

Dollars in Millions        1999      2000      2001     2002     2003
Total Payments             $0.5      $0.2      $0.2     $0.2     $0.2



NOTE 5

FINANCIAL INSTRUMENTS

Financial instruments are primarily used to fund operating requirements  and to
manage  the   Company's   exposure to  commodity price  fluctuations.       The
Company uses commodity options and futures contracts to reduce the risk that raw material purchases will be affected as commodity prices change. While the hedge instruments are subject to the risk of loss from commodity price changes, the losses would generally be offset by lower costs of the purchases being hedged. The Company does not use financial instruments with the objective of earning financial gains on commodity price fluctuations alone, and does not use instruments where there are no underlying exposures. Management believes that its use of financial instruments to reduce risk is in the Company's best interest.

The Company primarily hedges purchases of corn sweetener. Approximately 1 percent of cost of goods sold in 1998 was in commodities that may be hedged. The Company's strategy is to hedge certain production requirements for various periods, typically up to 12 months. As of December 31, 1998, approximately 39% of 1999 hedgeable production requirements were hedged. The fair value of commodity instruments outstanding as of December 31, 1998, based on quotes from brokers, was a net unrealized loss of $0.1 million. No commodity instruments were outstanding as of December 31, 1997. Realized net (losses) gains charged to cost of goods sold were $(1.0) million, $(0.1) million and $1.2 million in 1998, 1997 and 1996, respectively.

The carrying value of cash and long-term debt approximates fair value. The counterparties to the Company's financial instruments are major financial institutions. The Company continually evaluates the creditworthiness of the counterparties and has never experienced, nor does it anticipate, nonperformance by any of its counterparties.


<14>


NOTE 6

CAPITAL STOCK

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker and the balances of common stock ($3.6 million; 3,591,381 shares issued), additional paid-in capital ($68.7 million) and
treasury    common  stock  ($20.9  million;  602,010  shares)   have   remained
unchanged.

The Company has three series of preferred stock: voting 5% Cumulative Convertible Second Preferred Stock; non-voting 5% Cumulative Prior Preference Stock; and Serial Preferred Stock. The voting 5% Cumulative Convertible Second Preferred Stock is convertible at the holder's option, on a share for share basis, into the non-voting 5% Cumulative Prior Preference Stock. As of December 31, 1998, authorized shares were 500,000 and issued and outstanding shares were 9,131 for the 5% Cumulative Convertible Second Preferred Stock. As of December 31, 1998, 1,500,000 shares were authorized, 755,013 shares were issued, 754,680 shares were outstanding and 9,131 shares were reserved for conversion for the 5% Cumulative Prior Preference Stock. Both issues are redeemable at the Company's option for $21 per share. No Serial Preferred Stock has been issued, although 500,000 shares are authorized.

The following chart summarizes the changes in the outstanding preference and preferred stock balances:
                                    5% Cumulative        5% Cumulative
                                 Prior Preference   Convertible Second
                                       Stock           Preferred Stock
                                    $20 Par Value        $20 Par Value
Balance as of December 31, 1995           752,951               10,860
Shares Converted                               60                  (60)
Balance as of December 31, 1996           753,011               10,800
Shares Converted                              400                 (400)
Balance as of December 31, 1997           753,411               10,400
Shares Converted                            1,269               (1,269)
Balance as of December 31, 1998           754,680                9,131


NOTE 7

PENSION AND POSTRETIREMENT PLANS

Pension benefits for salaried and hourly employees assigned to the Company are provided by the Quaker Retirement Plan (Plan). Plan benefits are based on compensation paid to employees and their years of service. Quaker's policy is to make contributions to the Plan within the maximum amount deductible for Federal income tax purposes. Plan assets consist primarily of equity securities and government, corporate and other fixed-income obligations. Consistent with arrangements described in Note 3, the Company was allocated pension costs of approximately $0.8 million, $0.6 million, and $1.5 million in 1998, 1997 and 1996, respectively. The Company's allocated accrued pension liability was approximately $10.4 million and $10.6 million as of December 31, 1998 and 1997, respectively.

Quaker   provides  certain  health  care  and  life  insurance   benefits    to
substantially all retired U.S. employees and certain retired foreign employees who meet service-related eligibility requirements. Consistent with arrangements described in Note 3, the Company is allocated a portion of these costs incurred by Quaker. The Company was allocated postretirement benefit costs of $5.4 million, $2.8 million and $2.5 million in 1998, 1997 and 1996, respectively. The Company's allocated unfunded accrued postretirement benefit liability was $37.7 million and $35.1 million as of December 31, 1998 and 1997, respectively.

<15>

NOTE 8

SUPPLEMENTAL CASH FLOW INFORMATION

Dollars in Millions
Year Ended December 31,                     1998           1997           1996
Cash Activity:
  Interest  Paid                         $   0.1        $   0.1        $   0.1
  Income Taxes Paid                      $  83.9        $  78.1        $ 100.1
Non-Cash Activity:
  Transfer of Assets                     $    --        $  39.4        $    --


On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was transferred to the Company as a Gatorade thirst quencher facility. The net book value of the assets transferred to the Company was $39.4 million.

NOTE 9

LEASES AND OTHER COMMITMENTS

Certain operating properties are rented under non-cancelable operating leases. Total rental expense under operating leases was $5.2 million, $5.7 million and $5.0 million in 1998, 1997 and 1996, respectively. Future minimum annual rentals on non-cancelable operating leases, primarily for sales and administrative offices and distribution centers, are as follows:

Dollars  in  Millions   1999   2000   2001   2002   2003    Thereafter    Total
Total Payments          $5.1   $4.6   $4.7   $3.8   $3.0      $7.8        $29.0

The   Company  enters into executory contracts to obtain inventory and  promote
various   products.  As of December 31, 1998, future commitments  under   these
contracts amounted to $219.1 million.


NOTE 10

INCOME TAXES

The  Company  uses an asset and liability approach to financial accounting  and
reporting  for  income taxes in accordance with SFAS No. 109, "Accounting   for
Income Taxes."

Provisions for income taxes were as follows:

Dollars in Millions
Year Ended December 31,                1998      1997        1996
Currently payable:
  Federal                           $  99.5   $  74.6     $  75.2
  Foreign                               0.2       0.1         0.5
  State                                17.7      16.6        15.4
Total currently payable               117.4      91.3        91.1
Deferred - net:
  Federal                              (8.5)     (0.6)       (4.9)
  Foreign                              (0.1)     (0.1)       (0.3)
  State                                (1.6)      0.7         1.1
Total deferred - net                  (10.2)       --        (4.1)
Provision for income taxes          $ 107.2   $  91.3     $  87.0



<16>



The   components  of  the  deferred income tax (benefit)  provision   were   as
follows:

Dollars in Millions
Year Ended December 31,                1998      1997        1996
Accelerated tax depreciation        $  (0.7)  $   4.7     $   0.5
Postretirement benefits                (1.7)     (0.6)       (1.0)
Accrued expenses                       (6.1)     (4.1)       (0.6)
Other                                  (1.7)       --        (3.0)
Deferred income tax (benefit)       $ (10.2)  $    --     $  (4.1)


The sources of pretax income were as follows:

Dollars in Millions
Year Ended December 31,                1998      1997        1996
U.S. sources                        $ 268.5   $ 222.2     $ 211.3
Foreign sources                         3.1       0.2         0.6
Income before income taxes          $ 271.6   $ 222.4     $ 211.9

Reconciliations  of the statutory Federal income tax rates to   the   effective
income tax rates were as follows:


Dollars in Millions
Year Ended December 31,              1998               1997              1996
                                         % of               % of               % of
                                        Pretax             Pretax             Pretax
                                Amount  Income     Amount  Income     Amount  Income
Tax provision based on the
 Federal statutory rate        $  95.1   35.0%     $ 77.9   35.0%     $ 74.2   35.0%
State and local income tax
 provision - net of
 Federal income tax benefit       10.5    3.9        11.2    5.0        10.7    5.0
Other                              1.6    0.6         2.2    1.0         2.1    1.0
Provision for income taxes     $ 107.2   39.5%     $ 91.3   41.0%     $ 87.0   41.0%


Deferred tax assets and deferred tax liabilities were as follows:

Dollars in Millions
As of December 31,                    1998                       1997
                              Deferred   Deferred Tax    Deferred   Deferred Tax
                             Tax Assets  Liabilities    Tax Assets  Liabilities

Depreciation and amortization   $ 1.8       $25.2         $ 1.3        $26.4
Postretirement benefits          15.1          --          13.4           --
Other benefit plans               8.0          --           7.5           --
Accrued expenses                 31.9         2.0          25.5          0.4
Other                             0.8          --           0.8          1.5
   Total                        $57.6       $27.2         $48.5        $28.3


<17>

NOTE 11

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions
                         First       Second       Third        Fourth
1998                   Quarter      Quarter     Quarter       Quarter
Net sales               $212.9       $505.7      $473.0        $156.3
Cost of goods sold       106.9        224.4       215.7          87.5
Gross profit            $106.0       $281.3      $257.3        $ 68.8
Net income (loss)       $ 17.6       $ 78.9      $ 74.7        $ (6.8)

Dollars in Millions
                         First       Second       Third        Fourth
1997                   Quarter      Quarter     Quarter       Quarter (a)
Net sales               $215.9       $433.7      $402.1        $136.7
Cost of goods sold       107.2        192.4       185.2          81.3
Gross profit            $108.7       $241.3      $216.9        $ 55.4
Net income (loss)       $ 26.2       $ 59.1      $ 55.1        $ (9.3)

(a) Includes $3.1 million of pretax restructuring charges for a U.S. Gatorade manufacturing reconfiguration.


<18>


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Stokely-Van Camp, Inc.:

We have audited the accompanying consolidated balance sheets of Stokely-Van Camp, Inc. (an Indiana corporation and subsidiary of The Quaker Oats Company) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, reinvested earnings and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stokely-Van Camp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

As   discussed  in Note 1 to the financial statements, effective   January   1,
1998,   the   Company adopted the average quarterly cost method of  determining cost for its inventories.

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



/s/Arthur Andersen LLP

Chicago, Illinois
February 2, 1999

<19>


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The   following   table sets forth information concerning  the  directors   and
executive officers of Stokely-Van Camp, Inc. as of March 1, 1999.

      Name                 Principal Occupation                             Age

Susan D. Wellington        Vice President and President - U.S.               40
                           Beverages of Quaker and
                           Director, Chief Executive Officer and
                           President of Stokely.

John G. Jartz              Senior Vice President - General Counsel,          45
                           Business Development and Corporate Secretary of Quaker and Director, Vice President and
                           Secretary of Stokely.

Thomas L. Gettings         Vice President - Treasurer and Tax of             42
                           Quaker and Stokely and Director
                           of Stokely.

Richard M. Gunst           Vice President and Corporate                      42
                           Controller of Quaker and Stokely.


Ms. Susan D. Wellington, Vice President and President - U.S. Beverages of Quaker, replaced Mr. James F. Doyle as Director, Chief Executive Officer and President of Stokely effective March 11, 1998. Mr. Jartz has served in his capacity since October 1996. Mr. Gettings and Mr. Gunst have served in their capacities since May 1998. All of the above-named directors and officers have been employed by Quaker in an executive capacity for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

The following table details annual and long-term compensation paid during the Company's three most recent fiscal years to the Company's Chief Executive Officer and President as of December 31, 1998. Information is provided for each fiscal year that Ms. Wellington served as an executive officer of the Company. No other executive officer of the Company was paid in excess of $100,000 in salary and bonus relative to their services for the Company.


                               SUMMARY COMPENSATION TABLE
                                                                      Long-term
                               Annual Compensation                   Compensation
                                                     Other     Restricted   Securities       All
                                                     Annual       Stock     Underlying      Other
                       Fiscal   Salary    Bonus   Compensation    Awards      Options    Compensation
Name                    Year      ($)    ($)(1)       ($)         ($)(2)       (#)(3)      ($)(4)

Susan D. Wellington     1998   $234,014  $342,900     -0-        $285,000      21,000       $65,276
Chief Executive         1997      N/A       N/A       N/A           N/A         N/A           N/A
Officer and President   1996      N/A       N/A       N/A           N/A         N/A           N/A



(1)  Amounts   include  the  cash  awards  that  have  been  paid   under   the
     Management Incentive Bonus Plan based on Quaker's financial performance and the Named Executive's personal performance for fiscal 1998.



<20>



(2) Restricted stock values reflect the fair market value of Quaker's common stock on the date of each grant. Dividends on restricted shares and units are paid on an on-going basis at the same rate as paid to all Quaker shareholders of common stock. The amount and value of restricted shares held by Ms. Wellington, as of December 31, 1998 were 5,000 and $297,500, respectively.

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

(3) All stock option awards were granted with an exercise price that was equal to the fair market value of Quaker's common stock on the date of the grant.

(4) Amounts shown are the total of the value of the stock allocations to the Named Executives' employee stock ownership accounts and cash awards to the Named Executives based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocations made directly under the Quaker 401(k) Plan for Salaried Employees.

The following table contains information covering the grant of stock options to the Chief Executive Officer and President during Fiscal Year 1998. The exercise price for all options granted is equal to the fair market value of Quaker's common stock on the date of grant.



                          OPTION GRANTS IN LAST FISCAL YEAR
                                                                                 Potential Realizable Value
                                                                                  at Assumed Annual Rates
                                                                                of Stock Price Appreciation
                                          Individual Grants (1)                    for Option Term (2) %
                                     % of Total
                        Number of      Options
                       Securities    Granted to
                       Underlying     Employees
                        Options       in Fiscal       Exercise        Expiration
Name                   Granted (#)      Year       Price ($/Share)      Date          5%         10%

Susan D. Wellington      21,000          0.9%           $56.78         03/10/08     $747,897   $1,900,387



(1) All options were granted on March 11, 1998, and one-third of the options granted will vest on each of the three anniversaries following the date of grant. Upon the occurrence of a change in control, all options would be canceled and a lump-sum cash payment paid for realizable value (see "Pension Plans").

(2) Based   on   fair  market  value  on  the  date  of  grant  and  an  annual appreciation at the rate stated (compounded annually) of such fair market value through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and
    10% stock price appreciation rates set by the SEC and therefore do not forecast possible future appreciation, if any, of Quaker's stock price. However, the total of the "Potential Realizable Value" for Ms. Wellington would represent less than 0.1% of the incremental increase of approximately $5 billion and $12 billion respectively, in the Potential Realizable Value that shareholders would realize under both the prescribed 5% and 10% stock price appreciation rates.



<21>



    The   following  table  contains  information  covering  the   exercise  of
    options by the Chief Executive Officer and President during 1998 and unexercised options held as of the end of 1998.



                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                  FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities          Value of Unexercised, In-the-
                                                  Underlying Unexercised           Money Options at Fiscal
                                               Options at Fiscal Year End (#)          Year End  ($)(2)

                        Shares       Value
    Name              Acquired On   Realized
                      Exercise (#)   ($)(1)     Exercisable  Unexercisable        Exercisable  Unexercisable
Susan D. Wellington      -0-           -0-        43,155         30,045             $950,952      $254,590



(1) Represents the difference between the option exercise  price and  the  fair
    market    value   of  Quaker's  common  stock  on  the  date  of  exercise,
    multiplied by the number of options exercised.

(2) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on December 31, 1998, multiplied by the number of options held on that date.

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

Eligible earnings used to calculate retirement benefits include wages, salaries, bonuses, contributions to The Quaker 401(k) Plan for Salaried Employees and allocations to the employee stock ownership accounts. Normal retirement age under the Retirement Plan is age 65. The Retirement Plan provides for early retirement benefits.

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


<22>


The Quaker Supplemental Executive Retirement Program (Supplemental Executive Retirement Program) may also provide retirement benefits for officers of the Company designated as participants by the Compensation Committee. Benefit amounts payable under the Supplemental Executive Retirement Program are intended to provide a minimum base retirement benefit and are therefore offset by the total of amounts payable under the Retirement Plan, The Quaker 415 Excess Benefit Plan and The Quaker Eligible Earnings Adjustment Plan (Basic Benefit). The Supplemental Executive Retirement Program benefit is based upon a participant's average annual earnings for the five consecutive calendar years during which earnings were highest within the last ten years of service multiplied by a percentage based upon the participant's age at his termination date. This percentage ranges from 35% to 50% (based upon their ages at termination).

The estimated annual retirement benefits that Ms. Wellington would receive under the Retirement Plan, The Quaker 415 Excess Benefit Plan, and The
Quaker Eligible Earnings Adjustment Plan, if she retired at age 65, are $344,769. This amount assumes that she will continue to work for Quaker until her normal retirement date and that her earnings will remain the same as in year 1998 and that she will elect a straight-lifetime benefit without survivor benefits. Payment options such as a lump sum or other annuities are available.

The Retirement Plan assures active and retired employees that, to the extent of sufficient plan assets, it will continue in effect for a reasonable period following a change in control of Quaker without a reduction of anticipated benefits, and under certain circumstances may provide increased benefits. Generally, under the Retirement Plan, a change in control shall be deemed to have occurred in any of the following circumstances:

(a)  An acquisition of 25% or more of Quaker stock;

(b)  A   majority  of Quaker's  Board is  comprised of persons  who  were   not
nominated by its Board for election as directors;

(c)  A plan of complete liquidation of Quaker; or

(d) A merger, consolidation or sale of all or substantially all of Quaker's assets unless thereafter (i) directors of Quaker immediately prior thereto continue to constitute at least 50% of the directors of the surviving entity or purchaser; or (ii) Quaker's securities continue to represent, or are converted to securities which represent, more than 70% of the combined voting power of the surviving entity or purchaser.

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



<23>



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All   of   the  outstanding common stock of Stokely is owned by  Quaker   whose
corporate  offices  are located  at  321 North Clark Street, Chicago,  Illinois
60610.

The following table presents information with respect to all persons known to Stokely to own more than 5% of any other class of Stokely's voting securities as of March 1, 1999. Each beneficial owner has, to the knowledge of Stokely, sole voting power and sole investment power with respect to the shares listed opposite such owner's name.


                                                    Amount and    Percent
                       Name and Address             Nature of     of
Title of Class         of Beneficial Owner          Ownership     Class

Second Preferred       The William B. Stokely, Jr.    2,012        22.0
Stock (1)              Foundation
                       620 Campbell Station Road
                       Station West, Suite 4
                       Knoxville, TN 37922

                       Marjorie M. Cochran            1,125        12.3
                       2900 Country Squire Lane
                       Decatur, GA 30033-2418

                       Esther M. Minter               1,125        12.3
                       230 East College Street
                       Griffin, GA 30223-4348

                       Cooper N. Mills                  926        10.1
                       666 Brook Circle
                       Griffin, GA 30223-4413

                       Sigler & Co.                     855         9.4
                       c/o Chase Manhattan Bank
                       Dept. 3492
                       P.O. Box 50000
                       Newark, NJ  07101-8006

                       John B. Mills, III               526         5.8
                       1043 Clifton Road
                       Atlanta, GA  30307-1227

                       Olga L. Bretthauer               500         5.5
                       1515 Prairie St. #B
                       Vincennes, IN 47591-4341

(1) Holders of common stock and Second Preferred Stock vote collectively and not as a separate class. As of December 31, 1998, the outstanding shares of Second Preferred Stock comprise less than 1% of the aggregate number of outstanding shares of common stock and Second Preferred Stock.



<24>




The table below sets forth information with respect to beneficial ownership of common stock of Quaker by the directors and named executive officers of Stokely as of March 1, 1999, and by the directors and by the named executive officers, and executive officers as a group. Shares subject to acquisition within 60 days through the exercise of stock options are included in the first column and are shown separately in the second column. No director or officer and named executive officers own any equity securities of Stokely.


                                                Amount         Shares Subject
                                            of Beneficial      to Acquisition
                                             Ownership(a)     Within 60 Days(a)


Susan D. Wellington                          64,770(b)(c)          54,540

John G. Jartz                               124,072(b)(c)         104,918

Thomas L. Gettings                          102,297(b)(c)          91,268

All Directors and Officers as a group       314,822(b)(c)         266,590

(a) Unless otherwise indicated, each named individual and each person in the group has sole voting power and sole investment power with respect to shares shown. These shares represent less than 1 percent for every person, and less than 1 percent for all directors and officers as a group, of the total shares outstanding, including shares subject to acquisition within 60 days following March 1, 1999.

(b) The figures shown for these directors and executive officers include an aggregate of 23,157 shares (which includes 4,719 shares on the basis of the conversion of 2,184 shares of Series B ESOP Convertible Preferred at the conversion rate of 2.16) allocated to them in The Quaker Employee Stock Ownership Plan of The Quaker 401(k) Plan for Salaried Employees. The
directors each hold the following number of shares under this plan: Ms. Wellington, 6,013; Mr. Jartz, 8,622; and Mr. Gettings, 5,278.

(c) The figures shown for these directors and executive officers include an aggregate of 11,264 shares granted to them under The Quaker Long Term Incentive Plans for which the restricted period has not lapsed. The directors each hold the following number of shares under this plan: Ms. Wellington, 5,000; Mr. Jartz, 1,379; and Mr. Gettings, 1,447.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For   a  description of related transactions with Quaker, reference should   be
made to Part II, Items 7 and 8. See Notes 1, 3, and 7 to the consolidated financial statements.


<25>



                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



Dollars in Millions
Year Ended December 31,           1998          1997         1996

ITEM

Depreciation                   $  25.2       $  21.0      $  15.2

Advertising & Merchandising    $ 332.3       $ 296.2      $ 257.1


<26>


Exhibit 21


                   STOKELY-VAN CAMP, INC. AND SUBSIDIARIES


                      Subsidiaries of the Registrant


                                                    State or Country
Subsidiary                                          of Incorporation

The Gatorade Company                                Delaware
Gatorade Puerto Rico Company                        Delaware
The Gatorade Company of Australia Pty. Ltd.         Australia
Quaker de (Chile) Ltda                              Chile
SVC Equipment Company                               Delaware
SVC Latin America, Inc.                             Delaware
SVC Latin America, LLC                              Delaware


Foreign Joint Venture

Guangzhou Quaker Oats
   Food & Beverage Co. Ltd.                         The Quaker Oats Company  90%
                                                    Stokely-Van Camp, Inc.   10%


<27>


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






                                    STOKELY-VAN CAMP, INC.
                                       (Registrant)

                                    By: /s/ Susan D. Wellington
                                        Susan D. Wellington
                                        Chief Executive Officer,
                                        President and Director

Date: March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of March 1999, by the following persons on behalf of the Registrant and in the capacities indicated.



Signature                                     Title

/s/ Susan D. Wellington                       Chief Executive Officer,
Susan D. Wellington                           President and Director

/s/ Thomas L. Gettings                        Vice President, Treasurer and Tax
Thomas L. Gettings                            (Principal Financial Officer)
                                              and Director

/s/ John G. Jartz                             Vice President,
John G. Jartz                                 Secretary and Director

/s/ Richard M. Gunst                          Vice President and Corporate
Richard M. Gunst                              Controller



<28>





                             EXHIBIT INDEX




                                                              Incorporated by
                                                              Reference (IBRF)
EXHIBIT NO.      DESCRIPTION                                  or Electronic (E)

3 (a)            Restated Articles of Incorporation of              IBRF
                 Stokely-Van Camp, Inc. as of February 14, 1994
                 (incorporated by reference to the  Company's
                 Form 10-K for the fiscal year ended June 30, 1995, file number 1-2944)

3 (b)            Bylaws of Stokely-Van Camp, Inc.                   IBRF
                 (incorporated by reference to the Company's
                 Form 10-K for the fiscal year ended June 30, 1985, file number 1-2944)

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




<29>