Form 10-K/A
period 1998-12-31
STOKELY VAN CAMP INC
filed 1999-03-29
CIK 94567

United States
                    Securities and Exchange Commission
                         Washington, D.C.   20549

                                Form 10-K/A

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






                                      STOKELY-VAN CAMP, INC.
                                         (Registrant)



                                          By:/s/ Susan D. Wellington
                                          Susan D. Wellington
                                          Chief Executive Officer,
                                          President and Director
Date:  March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                         Title



/s/Susan D. Wellington                            Chief Executive Officer,
Susan D. Wellington                               President and Director




/s/Thomas L. Gettings                             Vice President, Treasurer
Thomas L. Gettings                                and Tax (Principal Financial
                                                  Officer) and Director



/s/John G. Jartz                                  Vice President,
John G. Jartz                                     Secretary and Director




/s/Richard M. Gunst                               Vice President and
Richard M. Gunst                                  Corporate Controller







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

10 (a)(1)     GATORADE Trust Agreement dated January 1,          IBRF
              1984 (incorporated by reference to the
              Company's Form 10-K for the fiscal year
              ended June 30, 1984, file number 1-2944)

10 (a)(2)     First Amendment to GATORADE Trust Agreement        IBRF
              dated January 1, 1984, effective January 1,
              1993 (incorporated by reference to the
              Company's Form 10-KT for the transition
              period ended December 31, 1995, file
              number 1-2944)

18            Letter re Change in Accounting Principles          E

21            Subsidiaries of the Registrant                     E