Form 10-Q
period 1999-03-31
STOKELY VAN CAMP INC
filed 1999-05-10
CIK 94567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            X  Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1999


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


                          YES   XX       NO ___


The registrant had 2,989,371 shares of Common Stock outstanding on April 30, 1999, all of which were held by The Quaker Oats Company.




                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q




                                                             Page


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income
         and Reinvested Earnings for the Three Months
         Ended March 31, 1999 and 1998                        3

     Condensed Consolidated Balance Sheets as of
         March 31, 1999 and December 31, 1998                 4

     Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1999 and 1998                              5

     Notes to the Condensed Consolidated Financial
         Statements                                         6-8

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations     9-12

PART II - OTHER INFORMATION                                  13

SIGNATURES                                                   14




<2>





                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND REINVESTED EARNINGS
                                  (UNAUDITED)





                                                     Three Months Ended
Dollars in Millions                                       March 31,
                                                     1999          1998

Net sales                                        $   270.0      $  212.9
Cost of goods sold                                   132.1         106.9
Gross profit                                         137.9         106.0

Selling, general and administrative expenses         107.9          87.7
Interest income - net                                (15.1)        (11.6)

Income before income taxes                            45.1          29.9
Provision for income taxes                            17.8          12.3


Net income                                            27.3          17.6

Dividends on preference and preferred stock           (0.2)         (0.2)
Reinvested Earnings - Beginning Balance            1,105.7         942.1
Reinvested Earnings - Ending Balance             $ 1,132.8      $  959.5



 See accompanying notes to the condensed consolidated financial statements.




<3>





                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                         March 31,  December 31,
Dollars in Millions                                        1999         1998

ASSETS
Current Assets:
  Cash and cash equivalents                             $     2.5    $     6.3
  Due from The Quaker Oats Company                          913.7        924.0
  Trade accounts receivable - net of allowances              82.0         36.3
  Inventories:
    Finished goods                                           85.0         48.1
    Materials and supplies                                   11.5          8.9
      Total inventories                                      96.5         57.0

  Other current assets                                       63.1         60.5
      Total Current Assets                                1,157.8      1,084.1

Other assets                                                  8.8          9.7

Property, plant and equipment                               376.5        368.1
Less: accumulated depreciation                              107.9        102.7
    Property - net                                          268.6        265.4
         Total Assets                                   $ 1,435.2    $ 1,359.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                $    47.3    $    22.5
  Accrued payroll, benefits and bonus                        22.1         19.8
  Accrued advertising and merchandising                      36.1         27.8
  Income taxes payable                                       51.3         43.3
  Other current liabilities                                  27.9         22.3
      Total Current Liabilities                             184.7        135.7

Long-term debt                                                1.3          1.4
Other liabilities                                            46.1         46.1
Deferred income taxes                                         3.6          3.6

Redeemable Preference and Preferred Stock                    15.3         15.3

Common Shareholders' Equity:
   Common  stock, $1 par value, authorized 10
     million shares; issued 3,591,381 shares                  3.6          3.6
  Additional paid-in capital                                 68.7         68.7
  Reinvested earnings                                     1,132.8      1,105.7
  Treasury common stock, at cost, 602,010 shares            (20.9)       (20.9)
     Total Common Shareholders' Equity                    1,184.2      1,157.1
         Total Liabilities and Shareholders' Equity     $ 1,435.2    $ 1,359.2



  See accompanying notes to the condensed consolidated financial statements.


<4>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                             Three Months Ended
Dollars in Millions                                              March 31,
                                                             1999         1998

Cash Flows from Operating Activities:
  Net income                                                $ 27.3      $ 17.6
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                        6.9         5.7
          Loss on disposition of property and equipment        0.9         0.5
          Increase in trade accounts receivable              (45.7)      (34.7)
          Increase in inventories                            (39.5)      (31.5)
          Increase in other current assets                    (2.6)       (5.2)
          Increase in trade accounts payable                  24.8        16.8
          Increase in income taxes payable                     8.0        13.0
          Increase in other current liabilities               16.2        11.5
          Other items                                          0.9        (3.5)

          Net Cash Used in Operating Activities               (2.8)       (9.8)

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                 (11.5)       (6.7)
  Proceeds on the sale of property, plant and equipment        0.5         0.5

          Net Cash Used in Investing Activities              (11.0)       (6.2)

Cash Flows from Financing Activities:
  Change in amount due from The Quaker Oats Company           10.3        11.5
  Cash dividends                                              (0.2)       (0.2)
  Reduction of long-term debt                                 (0.1)         --

          Net Cash Provided by Financing Activities           10.0        11.3

Net Decrease in Cash and Cash Equivalents                     (3.8)       (4.7)
Cash and Cash Equivalents - Beginning of Year                  6.3         7.3
Cash and Cash Equivalents - End of Quarter                  $  2.5      $  2.6


  See accompanying notes to the condensed consolidated financial statements.



<5>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999


Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 1999 and 1998, the condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of March 31, 1999, authorized shares were 500,000 and issued and outstanding shares were 9,131. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of March 31, 1999, authorized shares were 1,500,000, issued shares were 755,013 and outstanding shares were 754,680.

Both issues are redeemable at the Company's option for $21 per share.



<6>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999


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


Note 4 - Current and Pending Accounting Changes

In January 1998, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company's adoption of these standards in January 1999 did not materially affect the Company's financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method of adopting this Statement, but will be required to adopt it by January 2000. When adopted, this Statement could increase volatility in reported earnings and necessitate separate reporting of comprehensive income.


<7>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999


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



<8>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1999 Compared With
Three Months Ended March 31, 1998

Operating Results

Consolidated  net sales for the three months ended March 31, 1999 (the  current year), were $270.0 million, up 27 percent from the three months ended March 31, 1998 (the prior year). This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. Gatorade volume and sales grew 36 percent and 30 percent, respectively, due to new packaging and flavors and strong growth outside the traditional retail channel, resulting in category share gains. The weather in key West Coast and southeastern U.S. markets improved in the current year compared to the prior year's cool, wet conditions, which also contributed to the sales increase. The Company expects volume growth to continue, although not at the same pace as experienced in the first quarter of 1999. Price changes did not significantly affect sales.

Gross  profit  margin was 51.1 percent compared to 49.8 percent  in  the  prior year, reflecting lower raw material costs and supply chain cost-reduction efforts. Selling, general and administrative (SG&A) expenses increased 23 percent primarily due to a 38 percent increase in advertising and merchandising (A&M) expenses. A&M in the current year was 26.4 percent of sales, up from
24.2 percent of sales in the prior year, as the Company increased media spending in the first quarter of 1999 to support the Gatorade brand during its off-season.

Interest and Income Taxes

Net interest income of $15.1 million in the current year increased $3.5 million from the prior year as a result of higher average amounts due from The Quaker
Oats Company. The effective tax rate was 39.5 percent and 41.1 percent as of March 31, 1999 and 1998, respectively. The decrease primarily was due to a reduction in the effective state tax rates compared to the prior year.

Liquidity and Capital Resources

Net cash used in operating activities was $2.8 million and $9.8 million for the three months ended March 31, 1999 and 1998, respectively, reflecting higher net income in the current year. Capital expenditures for the three months ended March 31, 1999 and 1998, were $11.5 million and $6.7 million, respectively. Capital expenditures are expected to continue at or above the current rate as the Company continues to expand its production capacity. The Company expects that its future capital expenditures and cash dividends will be financed through cash flow from operating activities.



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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. The results of the sensitivity analyses as of March 31, 1999 did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

Current and Pending Accounting Changes

In January 1998, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company's adoption of these standards in January 1999 did not materially affect the Company's financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method of adopting this Statement, but will be required to adopt it by January 2000. When adopted, this Statement could increase volatility in reported earnings and necessitate separate reporting of comprehensive income.



<10>


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's business. As such, Stokely, throughout its business, uses Quaker's software and other related technologies that will be affected by the date change in year 2000. The three areas where year 2000 issues may affect Quaker include: (1) computer systems, both hardware and software; (2) embedded systems, as in computer chips in machinery and process controls; and (3) third parties with material relationships with Quaker, such as major service providers, vendors, suppliers and customers.

To address the year 2000 issue, Quaker has developed and is executing a detailed four-phase comprehensive readiness plan. The first phase of the readiness plan, the assessment of Quaker's internal systems, has been completed. The second phase involves the remediation, replacement and testing of computer systems (95 percent complete) and embedded systems (90 percent complete) and is scheduled for completion by mid-1999. The third phase will continue through mid-1999 and includes Quaker taking steps to assess the year 2000 plans of its material third parties. These steps include contacting Quaker's major service providers, vendors, suppliers and customers that are believed to be critical to the business operations after January 1, 2000, to determine their stage of year 2000 compliance through questionnaires, interviews, on-site visits, testing and other available means. The fourth phase involves the development of contingency plans in the event of year 2000 non-compliance and is also expected to be completed by mid-1999.

While Quaker's year 2000 readiness plans are under way, the consequences of non-compliance by Quaker, its major service providers, vendors, suppliers or customers, could have a material adverse impact on Stokely's operations. Although Quaker does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists
in  the  event of non-compliance by its material third parties.   Some  of  the
possible consequences of non-compliance by Quaker or its material third parties include, among other things: temporary plant closings; delays in the delivery and receipt of products and supplies; invoice and collection errors; and inventory obsolescence. Given these risks, Quaker is developing contingency plans intended to mitigate the possible disruption in business operations that may result from year 2000 non-compliance. Contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory
levels,  securing  alternate suppliers or other appropriate  measures.   It  is
currently estimated that the aggregate cost of Quaker's year 2000 efforts will be approximately $12 million to $13 million, of which approximately $9 million has been incurred to date. These costs are being funded through Quaker's operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans.

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

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on, among other things: the level of competition from its two key competitors, The Coca-Cola Co. and PepsiCo Inc.; the ability to obtain increasing points of availability; the projected outcome of supply chain management programs; capital spending plans; markets for key commodities, especially PET resins, corrugated materials and sweeteners; and the efficiency and effectiveness of A&M programs.



<12>



                          PART II - OTHER INFORMATION




All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.






<13>



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.





                              Stokely-Van Camp, Inc.
                              (Registrant)




Date: May 7, 1999             /s/ Richard M. Gunst
                              Richard M. Gunst
                              Vice President and Corporate Controller




<14>