Form 10-Q
period 1999-06-30
STOKELY VAN CAMP INC
filed 1999-08-12
CIK 94567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

4 Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 1-2944

STOKELY-VAN CAMP, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0690290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Quaker Tower
P.O. Box 049001 Chicago, Illinois	60604-9001
(Address of principal executive office)	(Zip Code)

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

YES 4	NO

The registrant had 2,989,371 shares of Common Stock outstanding on July 31, 1999, all of which were held by The Quaker Oats Company.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income and Reinvested Earnings for the Six and Three Months Ended June 30, 1999 and 1998	3-4
Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998	6
Notes to the Condensed Consolidated Financial Statements	7-9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

PART II - OTHER INFORMATION Item 4 - Submission of Matters to a Vote of Security Holders	15

SIGNATURES	16

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

Dollars in Millions	Six Months Ended June 30,
	1999	1998

Net sales Cost of goods sold Gross profit	$ 814.5 374.9 439.6	$ 718.6 331.3 387.3
Selling, general and administrative expenses Interest income - net	273.0 (28.4)	247.7 (22.8)
Income before income taxes Provision for income taxes	195.0 77.0	162.4 65.9
Net income	118.0	96.5

Dividends on preference and preferred stock	(0.4)	(0.4)
Reinvested Earnings - Beginning Balance	1,105.7	942.1
Reinvested Earnings - Ending Balance	$ 1,223.3	$ 1,038.2

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

Dollars in Millions	Three Months Ended June 30,
	1999	1998

Net sales Cost of goods sold Gross profit	$ 544.5 242.8 301.7	$ 505.7 224.4 281.3
Selling, general and administrative expenses Interest income - net	165.1 (13.3)	160.0 (11.2)
Income before income taxes Provision for income taxes	149.9 59.2	132.5 53.6
Net income	90.7	78.9

Dividends on preference and preferred stock	(0.2)	(0.2)
Reinvested Earnings - Beginning Balance	1,132.8	959.5
Reinvested Earnings - Ending Balance	$ 1,223.3	$ 1,038.2

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
Dollars in Millions	June 30, 1999	December 31, 1998

ASSETS
Current Assets:
  Cash and cash equivalents
  Due from The Quaker Oats Company
  Trade accounts receivable - net of allowances
  Inventories:
    Finished goods
    Materials and supplies
       Total inventories
  Other current assets
       Total Current Assets
Other assets

Property, plant and equipment
Less: accumulated depreciation
    Property - net
         Total Assets

	$ 5.0 1,013.5 140.5 80.1 14.3 94.4 59.9 1,331.3 11.3 387.6 113.4 274.2 $ 1,616.8	$ 6.3 924.0 36.3 48.1 8.9 57.0 60.5 1,084.1 9.7 368.1 102.7 265.4 $ 1,359.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable
  Accrued payroll, benefits and bonus
  Accrued advertising and merchandising
  Income taxes payable
  Other current liabilities
    Total Current Liabilities

	$ 68.2 29.9 55.7 91.4 33.8 279.0	$ 22.5 19.8 27.8 43.3 22.3 135.7
Long-term debt Other liabilities Deferred income taxes	1.7 46.1 --	1.4 46.1 3.6
Redeemable Preference and Preferred Stock	15.3	15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10 million shares; issued 3,591,381 shares
  Additional paid-in capital
  Reinvested earnings
  Treasury common stock, at cost, 602,010 shares
     Total Common Shareholders' Equity
        Total Liabilities and Shareholders' Equity

	3.6 68.7 1,223.3 (20.9) 1,274.7 $ 1,616.8	3.6 68.7 1,105.7 (20.9) 1,157.1 $ 1,359.2

                            See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Dollars in Millions	Six Months Ended June 30, 1999 1998

Cash Flows from Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation and amortization
           Deferred income taxes
           Loss on disposition of property and equipment
           Increase in trade accounts receivable
           Increase in inventories
           Decrease (increase) in other current assets
           Increase in trade accounts payable
           Increase in income taxes payable
           Increase in other current liabilities
           Other items

           Net Cash Provided by Operating Activities

	$ 118.0 14.1 (6.8) 1.7 (104.2) (37.4) 0.6 45.7 48.1 49.5 1.6 130.9	$ 96.5 12.0 1.7 0.4 (100.4) (29.0) (0.7) 42.6 61.8 37.4 (1.1) 121.2
Cash Flows from Investing Activities: Additions to property, plant and equipment Proceeds on the sale of property, plant and equipment Net Cash Used in Investing Activities	(25.2) 0.6 (24.6)	(15.2) 0.6 (14.6)
Cash Flows from Financing Activities: Change in amount due from The Quaker Oats Company Cash dividends Proceeds from long-term debt Net Cash Used in Financing Activities	(107.5) (0.4) 0.3 (107.6)	(108.8) (0.4) -- (109.2)
Net Decrease in Cash and Cash Equivalents Cash and Cash Equivalents - Beginning of Year Cash and Cash Equivalents - End of Quarter	(1.3) 6.3 $ 5.0	(2.6) 7.3 $ 4.7

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1999

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 1999 and 1998, the condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1999, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of June 30, 1999, authorized shares were 500,000 and issued and outstanding shares were 9,131. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of June 30, 1999, authorized shares were 1,500,000, issued shares were 755,013 and outstanding shares were 754,680.

Both issues are redeemable at the Company's option for $21 per share.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1999

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this Statement, but will be required to adopt it by January 2001. When adopted, this Statement could increase volatility in reported earnings and necessitate separate reporting of comprehensive income.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1999

Note 5 - Derivative Commodity Instruments

The Company actively monitors its exposure to risk from changes in commodity prices and occasionally uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. The Company's policy is to use derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

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

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared With
Six Months Ended June 30, 1998

Operating Results

Consolidated net sales for the six months ended June 30, 1999 (current year), were $814.5 million, up 13 percent from the six months ended June 30, 1998 (prior year). This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. Gatorade volume and sales grew 17 percent and 14 percent, respectively. New flavors, such as Gatorade Fierce , and new packaging, such as the expansion of the single-serve E.D.G.E. sport bottle and 20-ounce wide-mouth bottle, helped drive growth. In addition, expanded availability, outside the traditional retail channels, drove U.S. sales growth. Price changes did not significantly affect the comparison of current and prior year net sales.

Gross profit margin was 54.0 percent compared to 53.9 percent in the prior year. Selling, general and administrative (SG&A) expenses increased 10 percent, primarily due to a 16 percent increase in advertising and merchandising (A&M) expenses. A&M in the current year was 24.0 percent of sales, up from 23.6 percent of sales in the prior year as the Company increased media spending in the first quarter of 1999 to support the Gatorade brand during its off-season.

Interest and Income Taxes

Net interest income of $28.4 million in the current year increased $5.6 million from the prior year as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 39.5 percent and 40.6 percent as of June 30, 1999 and 1998, respectively. The decrease primarily was due to a reduction in the effective state tax rates compared to the prior year.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared With
Three Months Ended June 30, 1998

Operating Results

Consolidated net sales for the three months ended June 30, 1999 (current year), were $544.5 million, up 8 percent from the three months ended June 30, 1998 (prior year). This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. Gatorade volume and sales grew 9 percent and 7 percent, respectively, despite difficult year-on-year comparisons. In the prior year, U.S. Gatorade volume and sales increased 22 percent and 17 percent, respectively. New flavors, such as Gatorade Fierce, and new packaging, such as the expansion of the single-serve E.D.G.E. sport bottle and 20-ounce wide-mouth bottle, helped drive growth. In addition, expanded availability, outside the traditional retail channels, drove U.S. sales growth. Price changes did not significantly affect sales.

Gross profit margin was 55.4 percent compared to 55.6 percent in the prior year. Selling, general and administrative (SG&A) expenses increased 3 percent primarily due to a 6 percent increase in advertising and merchandising (A&M) expenses. A&M in the current year was 22.9 percent of sales, down from 23.3 percent of sales in the prior year.

Interest and Income Taxes

Net interest income of $13.3 million in the current year increased $2.1 million from the prior year as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 39.5 percent and 40.5 percent as of June 30, 1999 and 1998, respectively. The decrease primarily was due to a reduction in the effective state tax rates compared to the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $130.9 million and $121.2 million for the six months ended June 30, 1999 and 1998, respectively, reflecting higher net income in the current year. Capital expenditures for the six months ended June 30, 1999 and 1998, were $25.2 million and $15.2 million, respectively. Capital expenditures are expected to continue at or above the current rate as the Company continues to expand its production capacity. The Company expects that its future capital expenditures and cash dividends will be financed through cash flow from operating activities.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Derivative Commodity and Financial Instruments

The Company actively monitors its exposure to risk from changes in commodity prices and occasionally uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. The Company's policy is to use derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it utilize instruments where there are not known or anticipated underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company's best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. The results of the sensitivity analyses as of June 30, 1999 did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this Statement, but will be required to adopt it by January 2001. When adopted, this Statement could increase volatility in reported earnings and necessitate separate reporting of comprehensive income.

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

To address the year 2000 issue, Quaker has developed and is executing a detailed four-phase comprehensive readiness plan. The first phase of the readiness plan, the assessment of Quaker's internal systems, has been completed. The second phase, the remediation, replacement and testing of computer systems and imbedded systems, is nearly 100 percent and 97 percent complete, respectively. The remaining equipment or controls of the imbedded systems are scheduled for replacement during the remainder of the year. The third phase, the assessment of the year 2000 readiness plans of Quaker's material third parties, will continue through 1999. All of Quaker's major service providers, vendors, suppliers and customers who are believed to be critical to the business operations after January 1, 2000, have been contacted to determine their stage of year 2000 compliance, with approximately 50 percent indicating that they are fully compliant. The other half are in varying stages of completion. The fourth phase involves the development of contingency plans to further mitigate the impact of possible year 2000 disruptions, including disruptions resulting from non-compliant, material third parties. Although largely complete, the remaining contingency plans are expected to be completed by September 30, 1999. These contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, securing alternate suppliers and other appropriate measures.

While Quaker's year 2000 readiness plans are nearly complete, the consequences of non-compliance by Quaker, its major service providers, vendors, suppliers or customers, could have a material adverse effect on Stokely's operations. Although Quaker does not anticipate any major non-compliance issues, some of the possible consequences of non-compliance by Quaker or its material third parties include, among other things: temporary plant closings; delays in the delivery and receipt of products and supplies; invoice and collection errors; and inventory obsolescence. It is currently estimated that the aggregate cost of Quaker's year 2000 efforts will be approximately $12 million, of which approximately $10 million has been incurred to date. These costs are being funded through Quaker's operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans.

Quaker's year 2000 readiness plan is an ongoing process and the estimates of costs and completion dates for various components of the program as described above are subject to change.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; fluctuations in the cost and availability of supply chain resources; weather; and the ability of Quaker, its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue. In addition, capital expenditures may be affected by the amount of cash flow from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

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

         (a)   The Company held its Annual Meeting of Shareholders on May 5, 1999.
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

                 -      Thomas L. Gettings
                        Votes for Election - 2,989,371

                        There were no votes withheld, against, abstentions or broker non-votes with respect to the election of any nominee named above.

All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.

                                                                                             Stokely-Van Camp, Inc.
                                                                                             (Registrant)

Date: August 9, 1999                                                          /s/ Richard M. Gunst
                                                                                             Richard M. Gunst
                                                                                             Vice President and Corporate Controller