Form 10-Q
period 1999-09-30
STOKELY VAN CAMP INC
filed 1999-11-12
CIK 94567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 4 Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

The registrant had 2,989,371 shares of Common Stock outstanding on October 31, 1999, all of which were held by The Quaker Oats Company.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income and Reinvested Earnings for the Nine and Three Months Ended September 30, 1999 and 1998	3-4
Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998	6
Notes to the Condensed Consolidated Financial Statements	7-9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14

PART II - OTHER INFORMATION	15
SIGNATURES	16

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

Dollars in Millions	Nine Months Ended September 30,
	1999	1998

Net sales Cost of goods sold Gross profit	$ 1,315.4 600.6 714.8	$ 1,191.6 547.0 644.6
Selling, general and administrative expenses Interest income - net	425.5 (43.0)	394.4 (35.9)
Income before income taxes Provision for income taxes	332.3 131.1	286.1 114.9
Net income	201.2	171.2

Dividends on preference and preferred stock	(0.6)	(0.6)
Reinvested Earnings - Beginning Balance	1,105.7	942.1
Reinvested Earnings - Ending Balance	$ 1,306.3	$ 1,112.7

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

Dollars in Millions	Three Months Ended September 30,
	1999	1998

Net sales Cost of goods sold Gross profit	$ 500.9 225.7 275.2	$ 473.0 215.7 257.3
Selling, general and administrative expenses Interest income - net	152.5 (14.6)	146.7 (13.1)
Income before income taxes Provision for income taxes	137.3 54.1	123.7 49.0
Net income	83.2	74.7

Dividends on preference and preferred stock	(0.2)	(0.2)
Reinvested Earnings - Beginning Balance	1,223.3	1,038.2
Reinvested Earnings - Ending Balance	$ 1,306.3	$ 1,112.7

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
Dollars in Millions	September 30, 1999	December 31, 1998

ASSETS
Current Assets:
  Cash and cash equivalents
  Due from The Quaker Oats Company
  Trade accounts receivable - net of allowances
  Inventories:
    Finished goods
    Materials and supplies
       Total inventories
  Other current assets
       Total Current Assets
Other assets

Property, plant and equipment
Less: accumulated depreciation
    Property - net
         Total Assets

	$ 7.4 1,179.6 74.9 45.5 11.4 56.9 62.2 1,381.0 12.4 410.1 120.9 289.2 $ 1,682.6	$ 6.3 924.0 36.3 48.1 8.9 57.0 60.5 1,084.1 9.7 368.1 102.7 265.4 $ 1,359.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable
  Accrued payroll, benefits and bonus
  Accrued advertising and merchandising
  Income taxes payable
  Other current liabilities
    Total Current Liabilities

	$ 44.0 24.8 56.0 109.0 27.4 261.2	$ 22.5 19.8 27.8 43.3 22.3 135.7
Long-term debt Other liabilities Deferred income taxes	2.3 46.1 --	1.4 46.1 3.6

Redeemable Preference and Preferred Stock
Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10 million shares; issued 3,591,381 shares
  Additional paid-in capital
  Reinvested earnings
  Treasury common stock, at cost, 602,010 shares
     Total Common Shareholders' Equity
        Total Liabilities and Shareholders' Equity

	15.3 3.6 68.7 1,306.3 (20.9) 1,357.7 $ 1,682.6	15.3 3.6 68.7 1,105.7 (20.9) 1,157.1 $ 1,359.2

                        See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Dollars in Millions	Nine Months Ended September 30, 1999 1998

Cash Flows from Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization
          Deferred income taxes
          Loss on disposition of property and equipment
          Increase in trade accounts receivable
          Decrease (increase) in inventories
          (Increase) decrease in other current assets
          Increase in trade accounts payable
          Increase in income taxes payable
          Increase in other current liabilities
          Other items

          Net Cash Provided by Operating Activities

	$ 201.2 22.1 (5.4) 2.1 (38.6) 0.1 (1.7) 21.5 65.7 38.3 (0.9) 304.4	$ 171.2 18.6 3.2 2.5 (46.5) (15.1) 4.0 18.5 63.8 33.5 (13.5) 240.2
Cash Flows from Investing Activities: Additions to property, plant and equipment Proceeds on the sale of property, plant and equipment Net Cash Used in Investing Activities	(48.9) 0.9 (48.0)	(30.5) 0.6 (29.9)
Cash Flows from Financing Activities: Change in amount due from The Quaker Oats Company Cash dividends Proceeds from long-term debt Net Cash Used in Financing Activities	(255.6) (0.6) 0.9 (255.3)	(210.6) (0.6) -- (211.2)
Net Increase (Decrease) in Cash and Cash Equivalents Cash and Cash Equivalents - Beginning of Year Cash and Cash Equivalents - End of Quarter	1.1 6.3 $ 7.4	(0.9) 7.3 $ 6.4

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 1999 and 1998, the condensed consolidated balance sheet as of September 30, 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of September 30, 1999, authorized shares were 500,000 and issued and outstanding shares were 9,131. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of September 30, 1999, authorized shares were 1,500,000, issued shares were 755,013 and outstanding shares were 754,680.

Both issues are redeemable at the Company's option for $21 per share.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

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
SEPTEMBER 30, 1999

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

Note 6 - Subsequent Event

Effective October 1,1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD will purchase finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. While Quaker currently provides sales and distribution services and is compensated for this service by the Company, under this agreement Stokely will transfer title to its products to QSD, a related party, who will sell to the ultimate customer. As a result, most of Stokely's sales on a going-forward basis will be to a related party.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared With
Nine Months Ended September 30, 1998

Operating Results

Consolidated net sales for the nine months ended September 30, 1999 (current year), were $1,315.4 million, up 10 percent from the nine months ended September 30, 1998 (prior year). This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. Gatorade volume and sales grew 14 percent and 11 percent, respectively. New flavors, such as Gatorade Fierce , and new packaging, such as the expansion of the single serve E.D.G.E. sport bottle and 20-ounce wide mouth bottle, helped drive growth. Expanded availability, outside traditional retail channels, also drove sales growth. Price changes did not significantly affect sales.

Gross profit margin was 54.3 percent compared to 54.1 percent in the prior year. Selling, general and administrative (SG&A) expenses increased 8 percent, primarily due to a 14 percent increase in advertising and merchandising (A&M) expenses. A&M expenses in the current year were 23.5 percent of sales, up from 22.9 percent of sales in the prior year as the Company increased media spending in the first quarter of 1999 to support the Gatorade brand during its off-season.

Interest and Income Taxes

Net interest income of $43.0 million in the current year increased $7.1 million from the prior year as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 39.5 percent and 40.2 percent as of September 30, 1999 and 1998, respectively. The decrease primarily was due to a reduction in the effective state tax rates compared to the prior year.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared With
Three Months Ended September 30, 1998

Operating Results

Consolidated net sales for the three months ended September 30, 1999 (current year), were $500.9 million, up 6 percent from the three months ended September 30, 1998 (prior year). This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. Gatorade volume and sales grew 9 percent and 6 percent, respectively, despite difficult year-on-year comparisons. In the prior year, U.S. Gatorade volume and sales increased 22 and 18 percent, respectively. New flavors, such as Gatorade Fierce , and new packaging, such as the expansion of the single serve E.D.G.E. sport bottle and 20-ounce wide mouth bottle, helped drive growth. Expanded availability, outside traditional retail channels, also drove sales growth. Price changes did not significantly affect sales.

Gross profit margin was 54.9 percent compared to 54.4 percent in the prior year. SG&A expenses increased 4 percent primarily due to a 10 percent increase in A&M expenses. A&M expenses in the current year were 22.7 percent of sales, up from 21.7 percent of sales in the prior year.

Interest and Income Taxes

Net interest income of $14.6 million in the current year increased $1.5 million from the prior year as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 39.4 percent and 39.6 percent as of September 30, 1999 and 1998, respectively. The decrease primarily was due to a reduction in the effective state tax rates compared to the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $304.4 million and $240.2 million for the nine months ended September 30, 1999 and 1998, respectively, primarily reflecting higher net income and lower working capital in the current year. Capital expenditures for the nine months ended September 30, 1999 and 1998, were $48.9 million and $30.5 million, respectively. Capital expenditures are expected to continue at or above the current rate as the Company continues to expand its production capacity in the United States. The useful lives of assets that will be replaced in conjunction with the expansion of U.S. beverage manufacturing were shortened, which increased depreciation expense by about $0.7 million for the third quarter of 1999. The Company expects that its future capital expenditures and cash dividends will be financed through cash flow from operating and financing activities.

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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. The results of the sensitivity analyses as of September 30, 1999 did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

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

To address the year 2000 issues, Quaker has developed and is executing a detailed four-phase comprehensive readiness plan. The first phase of the readiness plan, the assessment of Quaker's internal systems, was completed. The second phase, the remediation, replacement and testing of internal systems, was completed for the computer systems and was 99 percent complete for the imbedded systems. The remaining equipment or controls for the imbedded systems are scheduled for replacement during the remainder of the year. The third phase, the assessment of the year 2000 readiness plans of Quaker's material third parties, will continue through 1999. All of Quaker's major service providers, vendors, suppliers and customers who are believed to be critical to the business operations after January 1, 2000, have been contacted to determine their stage of year 2000 compliance, with approximately 80 percent indicating that they are fully compliant. All but a few of the remaining 20 percent have plans in place to achieve compliance before the end of the year. Completing the fourth phase involves the development of contingency plans to further mitigate the impact of possible year 2000 disruptions, including disruptions resulting from non-compliant, material third parties. These contingency plans have been completed and are being monitored and fine-tuned as additional information becomes available. Elements of these plans include stockpiling raw and packaging materials, increasing finished goods inventory levels, assigning key personnel to be on-site or on-call during the year-end rollover and other appropriate measures.

While Quaker's year 2000 readiness plans are nearly complete, the consequences of non-compliance by Quaker, its major service providers, vendors, suppliers or customers, could have a material adverse effect on Stokely's operations. Although Quaker does not anticipate any major non-compliance issues, some of the possible consequences of non-compliance by Quaker or its material third parties include, among other things: temporary plant closings; delays in the delivery and receipt of products and supplies; invoice and collection errors; and inventory obsolescence. It is currently estimated that the aggregate cost of Quaker's year 2000 efforts will be approximately $12 million, of which approximately $11 million has been incurred to date. All of these costs are being funded through Quaker's operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans.

Quaker's year 2000 readiness plan is an ongoing process and the estimates of costs and completion dates for various components of the program as described above are subject to change.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Event

Effective October 1,1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD will purchase finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. While Quaker currently provides sales and distribution services and is compensated for this service by the Company, under this agreement Stokely will transfer title to its products to QSD, a related party, who will sell to the ultimate customer. As a result, most of Stokely's sales on a going-forward basis will be to a related party.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs, including cost-reduction and production capacity expansion projects; fluctuations in the cost and availability of supply chain resources; weather; and the ability of Quaker, its major service providers, vendors, suppliers and customers, to adequately address the year 2000 issue. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations are dependent on, among other things: the level of competition from its two key competitors, The Coca-Cola Co. and PepsiCo Inc.; the ability to obtain increasing points of availability; the projected outcome of supply chain management programs; capital spending plans; markets for key commodities, especially PET resins, corrugated materials and sweeteners; and the efficiency and effectiveness of A&M programs.

PART II - OTHER INFORMATION

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.

                                                                                             Stokely-Van Camp, Inc.
                                                                                             (Registrant)

Date: November 9, 1999                                                      /s/ Richard M. Gunst
                                                                                             Richard M. Gunst
                                                                                             Vice President and Corporate Controller