Form 10-K
period 1999-12-31
STOKELY VAN CAMP INC
filed 2000-03-29
CIK 94567

United States
                      Securities and Exchange Commission
                           Washington, D.C. 20549

                                   Form 10-K

               [X]Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

              [ ]Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                         Commission file number 1-2944

                           Stokely-Van Camp, Inc.
             (Exact name of registrant as specified in its charter)

                    Indiana                                35-0690290
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)

                 Quaker Tower
          P.O. Box 049001 Chicago, IL                     60604-9001
    (Address of principal executive office)               (Zip Code)

                                    (312)222-7111
                 (Registrant's telephone number, including area code)



          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
          Title of Each Class                     Which Registered

       5% Cumulative Prior Preference
       Stock, $20 Par Value                   New York Stock Exchange


        Common Stock, $1 Par Value                     None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Registrant had 2,989,371 shares of common stock outstanding on December 31, 1999, all of which were owned by The Quaker Oats Company. There is no trading market for the registrant's voting stock held by non-affiliates.


                               TABLE OF CONTENTS

PART I                                                                        PAGE
      ITEM 1.     Business                                                    1
      ITEM 2.     Properties                                                  2
      ITEM 3.     Legal Proceedings                                           2
      ITEM 4.     Submission of Matters to a Vote of Security-Holders         2


PART II

      ITEM 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters                             3
      ITEM 6.     Selected Financial Data                                     3
      ITEM 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         4-6
      ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk  6
      ITEM 8.     Financial Statements and Supplementary Data                 7-18
      ITEM 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      19


PART III

      ITEM 10.    Directors and Executive Officers of the Registrant          19
      ITEM 11.    Executive Compensation                                      20-22
      ITEM 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                       23-24
      ITEM 13.    Certain Relationships and Related Transactions              24


PART IV

      ITEM 14.    Exhibits and Financial Statement Schedules                  25-26

SIGNATURES                                                                    27

EXHIBIT INDEX                                                                 28



                                   PART I

ITEM 1.   BUSINESS

Stokely-Van Camp, Inc. (together with its subsidiaries, the Company or Stokely) has been a wholly-owned subsidiary of The Quaker Oats Company (Quaker) since 1983. The Company manufactures beverage and food products. Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for 1999 was approximately 11 percent of the sales price to the ultimate customer. The 1999 results included sales of $171.4 million from the Company to Quaker under the new sales and distribution agreement. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result, a majority of Stokely's sales on a going-forward basis will be to Quaker, a related party.

Stokely's business is primarily composed of the Gatorade thirst quencher business in the United States. Gatorade thirst quencher is a beverage specifically developed to quench thirst during periods of physical activity. Gatorade thirst quencher is marketed through retail grocery stores, convenience stores, food service distributors, warehouse clubs and wholesalers, and is also sold directly to athletic, institutional and industrial users. This product is distributed nationally and internationally and is primarily sold through QSD. The supply of raw materials for Gatorade thirst quencher has been adequate and continuous. The Company's sales are seasonal, with approximately 70 percent of sales occurring in the second and third quarters, during the spring and summer beverage season.

Export sales in 1999, 1998 and 1997 were $31.3 million, $30.2 million and $31.9 million, respectively.

Fee Agreement

In 1984, the Company entered into a novation of a series of agreements (Agreement) with the trustee of the Gatorade Trust, the contracting agent of the innovators of Gatorade thirst quencher and their successors in interest, and renewed rights to manufacture and sell certain beverage products in return for the payment of fees based on varying levels of sales. In the event of failure by Stokely to make payments to the Gatorade Trust, as called for by the Agreement, the Trustee may cancel the Agreement and purchase back from Stokely, for a reasonable value, all trademarks and foreign patents connected with the Gatorade thirst quencher business. In 1993, the Agreement was amended to provide certain alternatives to market and distribute Gatorade thirst quencher and to clarify certain aspects of the 1984 Agreement. Except for these changes, the 1984 Agreement remains in full force and effect.

Competition

Stokely's beverage business is highly competitive. The Company's two key competitors are The Coca-Cola Company and PepsiCo Inc. The principal competitive factors affecting sales include quality, price, brand image created by advertising, distribution effectiveness and product availability.

Employees

The   total  number  of  Stokely  employees  as  of  December  31,  1999,   was
approximately 1,397.

Enterprise and Geographic Data


Dollars in Millions                      Net Sales(a)                      Long-lived Assets
Year Ended December 31,           1999       1998       1997           1999      1998       1997
U.S. Beverages(b)            $ 1,461.5  $ 1,310.0  $ 1,153.6        $ 325.0   $ 263.8    $ 240.3
Foreign                           33.1       37.9       34.8            1.8       1.6        1.9
Total Consolidated           $ 1,494.6  $ 1,347.9  $ 1,188.4        $ 326.8   $ 265.4    $ 242.2

(a)  Intersegment revenue is not material.
(b)  Includes  affiliate sales to Quaker of $180.1 million, $3.2  million  and $0.4 million in
     1999, 1998 and 1997, respectively.

<Page 1>



ITEM 2.   PROPERTIES

The Company owns and operates seven manufacturing plants, located in seven states, and leases a facility in Puerto Rico. In conjunction with the Company's capacity expansion plans, construction of a new Indianapolis plant began in 1999 and is expected to replace the existing Indianapolis, Indiana plant. Management believes that owned and leased manufacturing and office space is suitable and adequate for the business and that production capacity is appropriately utilized. Sales and distribution services are provided by QSD, which owns or leases distribution centers and sales offices.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

<Page 2>


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker. The stock is not listed on any stock exchange or traded on any market. The Company did not pay any dividends on its common stock in 1999, 1998 or 1997.


ITEM 6.   SELECTED FINANCIAL DATA


Dollars in Millions
Year Ended December 31,                   1999        1998        1997(a)     1996        1995(b)
Net sales                            $ 1,494.6   $ 1,347.9   $ 1,188.4   $ 1,090.5   $ 1,130.3
Cost of goods sold                   $   707.9   $   634.5   $   566.1   $   540.7   $   586.9
Income before income taxes           $   335.0   $   271.6   $   222.4   $   211.9   $   215.6
Provision for income taxes           $   132.1   $   107.2   $    91.3   $    87.0   $    79.2
Net Income                           $   202.9   $   164.4   $   131.1   $   124.9   $   136.4




Dollars in Millions
As of December 31,                        1999        1998        1997        1996        1995
Property - net                       $   326.8   $   265.4   $   242.2   $   188.8   $   141.7
Total assets                         $ 1,554.3   $ 1,359.2   $ 1,148.6   $ 1,013.6   $   877.5
Long-term debt                       $     1.9   $     1.4   $     1.5   $     0.3   $     0.5
Redeemable preference and preferred
  stock                              $    15.3   $    15.3   $    15.3   $    15.3   $    15.3

(a) 1997 results include $3.1 million of pretax restructuring charges for a U.S. Gatorade manufacturing reconfiguration.
(b) 1995 results include a $44.9 million pretax gain for the divestiture of the Van Camp's pork and beans business.

<Page 3>



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

This report discusses the operating results and financial condition of the Company for the years ended December 31, 1999 (current year) and 1998 (prior year). The Company is a wholly-owned subsidiary of Quaker. Effective October 1, 1999, Stokely entered into an agreement with QSD, a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result, a majority of Stokely's sales on a going-forward basis will be to Quaker, a related party.

1999 Compared with 1998

Consolidated net sales for 1999 were approximately $1.49 billion, an increase of 11 percent from 1998, primarily driven by higher U.S. net sales. U.S. Gatorade net sales comprised more than 97 percent of the total current-year net sales. Gatorade thirst quencher volume and net sales in the United States increased 16 percent and 12 percent, respectively, driven by new flavors, such as Gatorade Fierce, and new packaging, such as a redesigned sports bottle and a 20-ounce wide-mouth bottle. U.S. Gatorade continued to grow through expanded distribution and availibility outside traditional retail channels. With the exception of the contract pricing to QSD, price changes did not significantly affect the comparison of current and prior year net sales. Under the terms of the agreement with QSD, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provide; in 1999, this amount was approximately 11 percent of the sales price to the ultimate customer. Current year results include net sales of $171.4 million from Stokely to Quaker under the new sales and distribution agreement.

Consolidated   gross  profit margin  was  52.6  percent  in  1999   compared to
52.9 percent in 1998. Selling, general and administrative (SG&A) expenses increased 4 percent to $514.4 million, driven by a 12 percent increase in advertising and merchandising (A&M) expenses to support growth in the Gatorade business. A&M expenses were 24.9 percent and 24.7 percent of net sales in 1999 and 1998, respectively. Going forward, QSD will sell and distribute Gatorade in North America; therefore, Stokely will no longer incur certain distribution costs and SG&A expenses.

Net interest income of $62.7 million increased $11.6 million from the prior year as a result of higher average amounts due from Quaker. See Note 3 to the consolidated financial statements for further discussion of the Company's investing and borrowing agreement with Quaker.

The effective tax rate was 39.4 percent and 39.5 percent in 1999 and 1998, respectively.

1998 Compared with 1997

Consolidated net sales for 1998 were $1.35 billion, an increase of 13 percent from 1997, primarily driven by higher U.S. net sales. U.S. Gatorade thirst quencher volume and net sales increased 17 percent and 14 percent, respectively. New packaging and flavors, strong growth outside the traditional retail market and more favorable weather versus 1997 contributed to the volume and net sales increase, which resulted in market share gains. Price changes did not significantly affect the comparison of 1998 and 1997 net sales.

Consolidated  gross   profit  margin  was  52.9  percent in  1998  compared  to
52.4 percent in 1997. SG&A expenses increased 12 percent to $492.9 million, driven by a 12 percent increase in A&M expenses to support growth in the Gatorade business. A&M expenses were 24.7 percent and 24.9 percent of net sales in 1998 and 1997, respectively.

Net interest income of $51.1 million increased $6.7 million from 1997 as a result of higher average amounts due from Quaker.

The  effective  tax rate was 39.5 percent and 41.0 percent in  1998  and  1997,
respectively.   The decrease primarily was due to a reduction in the  effective state tax rates in 1998.

<Page 4>


Liquidity and Capital Resources

Net cash provided by operating activities was $277.1 million, $196.6 million and $156.8 million for 1999, 1998 and 1997, respectively. The increase in cash flows provided by operating activities in all three years was primarily due to increased net income. 1999 cash provided by the decrease in trade accounts receivable reflects the collection of customer accounts and immediate reimbursement to Stokely for QSD inventory purchases. Capital expenditures were $101.5 million, $54.1 million and $52.4 million for 1999, 1998 and 1997, respectively. During 1999, the Company announced plans to increase production capacity in the United States and shortened the useful lives on the assets planned to be replaced. The Company expects capital expenditures and cash dividends to be financed through cash flows from operating activities.

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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. Based on the results of the sensitivity analyses, the estimated quarter-end market risk exposure on an average, high and low basis was $0.3 million, $0.8 million and zero, respectively, during the current year and $0.3 million, $0.4 million and $0.1 million, respectively, during the prior year. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

Current and Pending Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this statement, but will be required to adopt it by January 2001. When adopted, this statement could increase volatility in reported earnings and other comprehensive income of the Company.

Year 2000

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's business. Quaker spent approximately $12 million to address issues with the year 2000 date change, of which a ratable portion was allocated to Stokely. The Company has not experienced business disruption or incurred significant expenses in 2000 related to the date change.

<Page 5>

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations (including changes in governmental interpretations of regulations and changes in accounting standards); customer and consumer demand (including customer and consumer responses to marketing); effectiveness of spending, investments or programs (including cost-reduction and production capacity expansion projects); changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; weather; the ability of Quaker to effectuate distribution and outsourcing initiatives; and costs related to the year 2000 issue, which may arise during the remainder of 2000. In addition, capital expenditures may be affected by the amount of cash flow from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk information is set forth under the caption "Derivative Commodity and Financial Instruments" in
Item 7 of this Form 10-K, and is incorporated herein by reference.

<Page 6>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                       REINVESTED EARNINGS AND COMPREHENSIVE INCOME


Dollars in Millions
Year Ended December 31,                             1999        1998        1997
Net sales                                      $ 1,494.6   $ 1,347.9   $ 1,188.4
Cost of goods sold                                 707.9       634.5       566.1
Gross profit                                       786.7       713.4       622.3

Selling, general and administrative expenses       514.4       492.9       441.2
Restructuring charges                                 --          --         3.1
Interest income - net                              (62.7)      (51.1)      (44.4)

Income before income taxes                         335.0       271.6       222.4
Provision for income taxes                         132.1       107.2        91.3
Net Income                                         202.9       164.4       131.1

Dividends on preference and preferred stock         (0.8)       (0.8)       (0.8)
Reinvested Earnings - Beginning Balance          1,105.7       942.1       811.8
Reinvested Earnings - Ending Balance           $ 1,307.8   $ 1,105.7   $   942.1

Comprehensive Income:
Net Income                                     $   202.9   $   164.4   $   131.1
Other Comprehensive Income:
   Foreign currency translation adjustments         (0.5)         --          --
Total Comprehensive Income                     $   202.4   $   164.4   $   131.1

        See accompanying notes to the consolidated financial statements.

<Page 7>


                                      STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions
Year Ended December 31,                                            1999     1998     1997
Cash Flows from Operating Activities:
   Net income                                                   $ 202.9  $ 164.4  $ 131.1
   Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                          30.2     25.2     21.3
            Deferred income taxes                                  (1.4)    (3.6)     3.0
            Restructuring charges                                    --       --      3.1
            Loss on disposition of property and equipment           3.8      3.0     13.9
            Decrease (increase) in trade accounts receivable       30.9     (7.6)    (4.5)
            Decrease (increase) in inventories                      1.2    (22.3)    (0.6)
            Decrease (increase) in other current assets            14.3     (4.9)    (3.4)
            Increase (decrease) in trade accounts payable          22.3      4.1     (2.5)
            (Decrease) increase in income taxes payable           (27.1)    22.7     (4.9)
            (Decrease) increase in other current liabilities       (4.3)    24.4     (7.8)
            Other items                                             4.3     (8.8)     8.1
            Net Cash Provided by Operating Activities             277.1    196.6    156.8

Cash Flows from Investing Activities:
   Additions to property, plant and equipment                    (101.5)   (54.1)   (52.4)
   Proceeds on the sale of property and equipment                   1.1      0.9       --
            Net Cash Used in Investing Activities                (100.4)   (53.2)   (52.4)

Cash Flows from Financing Activities:
   Change in amount Due from The Quaker Oats Company             (179.6)  (143.5)  (102.8)
   Cash dividends                                                  (0.8)    (0.8)    (0.8)
   Proceeds from long-term debt                                     1.1       --      1.4
   Reduction of long-term debt                                     (0.5)    (0.1)    (0.2)
            Net Cash Used in Financing Activities                (179.8)  (144.4)  (102.4)

Net (Decrease) Increase in Cash and Cash Equivalents               (3.1)    (1.0)     2.0
Cash and Cash Equivalents - Beginning of Period                     6.3      7.3      5.3
Cash and Cash Equivalents - End of Period                       $   3.2  $   6.3  $   7.3

        See accompanying notes to the consolidated financial statements.

<Page 8>


                             STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

Dollars in Millions
As of December 31,                                                           1999           1998
Assets
Current Assets:
  Cash and cash equivalents                                             $     3.2      $     6.3
  Due from The Quaker Oats Company                                        1,103.6          924.0
  Trade accounts receivable - net of allowance of $0.3 and $5.1 in
          1999 and 1998, respectively                                         5.4           36.3
  Inventories:
     Finished goods                                                          39.6           48.1
     Materials and supplies                                                  16.2            8.9
       Total Inventories                                                     55.8           57.0

  Other current assets                                                       46.2           60.5
          Total Current Assets                                            1,214.2        1,084.1

Property, Plant and Equipment
  Land                                                                       15.4            5.7
  Buildings and improvements                                                112.5           94.2
  Machinery and equipment                                                   318.4          268.2
  Property, plant and equipment                                             446.3          368.1
  Less: accumulated depreciation                                            119.5          102.7
    Property - Net                                                          326.8          265.4

Other Assets                                                                 13.3            9.7

             Total Assets                                               $ 1,554.3      $ 1,359.2

Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable                                                $    44.8      $    22.5
  Accrued payroll, benefits and bonus                                        13.4           19.8
  Accrued advertising and merchandising                                      28.5           27.8
  Income taxes payable                                                       16.2           43.3
  Other current liabilities                                                  23.8           22.3
          Total Current Liabilities                                         126.7          135.7

Long-term Debt                                                                1.9            1.4
Other Liabilities                                                            49.5           46.1
Deferred Income Taxes                                                         2.2            3.6

Redeemable Preference and Preferred Stock                                    15.3           15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares;
     issued 3,591,381 shares                                                  3.6            3.6
  Additional paid-in capital                                                 68.7           68.7
  Reinvested earnings                                                     1,307.8        1,105.7
  Cumulative translation adjustments                                         (0.5)            --
  Treasury common stock, at cost, 602,010 shares                            (20.9)         (20.9)
       Total Common Shareholders' Equity                                  1,358.7        1,157.1
             Total Liabilities and Shareholders' Equity                 $ 1,554.3      $ 1,359.2

        See accompanying notes to the consolidated financial statements.

<Page 9>


                         STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include Stokely-Van Camp, Inc. and Subsidiaries. All significant intercompany transactions have been eliminated. The Company is a subsidiary of Quaker.

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

Property and Depreciation

Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives primarily range from 10 to 40 years for buildings and improvements and from 3 to 12 years for machinery and equipment.

Advertising and Merchandising

Advertising and Merchandising expenses include amounts paid for media, production activities, cooperative retailer advertising and in-store promotion. Statement of Position (SOP) No.93-7 "Reporting on Advertising Costs," addresses the accounting for these expenses. Stokely expenses all of these expenses as incurred except production cost which are deferred and expensed when advertisements air for the first time. The amount of production cost deferred and included in the balance sheets as of December 31, 1999 and 1998, was $5.8 million and $5.1 million, respectively.

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

<Page 10>


Current and Pending Accounting Changes

In January 1998, SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company's adoption of these standards in January 1999 did not materially affect the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting  provisions  for qualifying hedges allow a  derivative's  gains  and losses to offset related results on the hedged item in the income statement, and require that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this statement, but will be required to adopt it by January 2001. When adopted, this statement could increase volatility in reported earnings and other comprehensive income of the Company.

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


NOTE 3

RELATED PARTY TRANSACTIONS

The Company, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's U.S. and Canadian Foods and Beverages businesses. Certain liabilities and expenses are commingled and are charged or allocated to Stokely from Quaker. With the exception of cost of sales, advertising and merchandising expenses, and salaries and certain direct expenses for Stokely employees, the majority of operating, general and administrative expenses are allocated from Quaker to Stokely. Stokely reimburses Quaker and its affiliates for services provided for its benefit. QSD, a wholly-owned subsidiary of Quaker, provides sales and distribution services to the Company. QSD reimburses Stokely for inventory purchased. Quaker's international foods and beverages businesses are licensed to sell Gatorade thirst quencher in international markets. In exchange for these licensing rights, Quaker pays the Company a royalty. The following summarizes the significant related party transactions other than those described elsewhere in the consolidated financial statements:

<Page 11>


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

Corporate Overhead Allocations

Quaker provides certain corporate general and administrative services to Stokely, including personnel, legal, finance, facility management and utilities. These expenses are allocated to Stokely on a basis which approximates actual services provided.

Shared Operating Expenses

Quaker's U.S. and Canadian Foods and Beverages businesses allocated a ratable portion of shared operating expenses including certain other marketing expenses, product research and general and administrative services. For the nine months ended September 1999 and the twelve months ended December 1998 and 1997, Quaker allocated a ratable portion of expenses for the sales force and brokers. These expenses are allocated to Stokely on a basis which approximates actual services provided as determined by various measures.

Sales and Distribution Agreement

Effective October 1, 1999, Stokely entered into an agreement with QSD, a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for 1999 was approximately 11 percent of the sales price to the ultimate customer. 1999 results include sales of $171.4 million from Stokely to QSD under this agreement. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result, a majority of Stokely's sales on a going-forward basis will be to Quaker, a related party.

International Licensing Agreements

Stokely has entered into a number of licensing agreements allowing the international affiliates of Quaker to manufacture and sell certain beverage products in return for payment of licensing fees. Fees received under these agreements were $9.8 million, $7.5 million and $6.4 million in 1999, 1998 and 1997, respectively.

Investing and Borrowing Arrangement

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Funds collected from operations which are remitted to Quaker increase the amount due from Quaker; conversely, operating expenses paid by Quaker reduce the receivable from Quaker or may result in a payable to Quaker. This arrangement currently provides for an interest rate based on the six month LIBOR (London Interbank Offered Rate) plus 4.25 percent. The Company may, at any time, demand repayment of all or any part of the amount due from Quaker. There were no bank lines of credit as of December 31, 1999 or 1998.

<Page 12>


NOTE 4


LONG-TERM DEBT

Dollars in Millions
As of December 31,                                 1999             1998
Capital Lease Obligations                        $  2.5           $  1.7
Industrial Revenue Bond, 4.5%
  due through October 1, 1999                        --              0.2
Less: Current maturities                            0.6              0.5
Long-term Debt                                   $  1.9           $  1.4



Aggregate required payments for long-term debt maturing over the next five years are as follows:

Dollars in Millions    2000     2001    2002    2003   2004  Thereafter   Total
Total Payments        $ 0.6    $ 0.6   $ 0.5   $ 0.3  $ 0.3       $ 0.2   $ 2.5


NOTE 5

FINANCIAL INSTRUMENTS

Financial instruments are primarily used to fund operating requirements and to manage the Company's exposure to commodity price fluctuations. The Company uses commodity options and futures contracts to reduce the risk that raw material purchases will be affected as commodity prices change. While the hedge instruments are subject to the risk of loss from commodity price changes, the losses would generally be offset by lower costs of the purchases being hedged. The Company does not use financial instruments with the objective of earning financial gains on commodity price fluctuations alone, and does not use instruments where there are no underlying exposures. Management believes that its use of financial instruments to manage risk is in the Company's best interest.

The Company primarily hedges purchases of corn sweetener. Approximately 1 percent of cost of goods sold in 1999 was in commodities that may be hedged. The Company's strategy is to hedge certain production requirements for various periods, typically up to 12 months. As of December 31, 1999, approximately
92 percent of 2000 hedgeable production requirements were hedged. The fair value of commodity instruments outstanding as of December 31, 1999 and 1998, based on quotes from brokers, was a net unrealized loss of $0.1 million and $0.1 million, respectively. Realized net losses charged to cost of goods sold were $0.1 million, $1.0 million and $0.1 million in 1999, 1998 and 1997, respectively.

The carrying value of cash and long-term debt approximates fair value. The counterparties to the Company's financial instruments are major financial institutions. The Company continually evaluates the creditworthiness of the counterparties and has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

<Page 13>


NOTE 6

CAPITAL STOCK

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker and the balances of common stock ($3.6 million; 3,591,381 shares issued), additional paid-in capital ($68.7 million) and treasury common stock ($20.9 million; 602,010 shares) have remained unchanged.

The Company has three series of preferred stock: voting 5% Cumulative Convertible Second Preferred Stock; non-voting 5% Cumulative Prior Preference Stock; and Serial Preferred Stock. The voting 5% Cumulative Convertible Second Preferred Stock is convertible at the holder's option, on a share for share basis, into the non-voting 5% Cumulative Prior Preference Stock. As of December 31, 1999, authorized shares were 500,000 and issued and outstanding shares were 8,205 for the 5% Cumulative Convertible Second Preferred Stock. As of December 31, 1999, 1,500,000 shares were authorized, 755,939 shares were issued, 755,606 shares were outstanding and 8,205 shares were reserved for conversion for the 5% Cumulative Prior Preference Stock. Both issues are redeemable at the Company's option for $21 per share. No Serial Preferred Stock has been issued, although 500,000 shares are authorized.

The following chart summarizes the changes in the outstanding preference and preferred stock balances:

                                                                            5% Cumulative
                                             5% Cumulative             Convertible Second
                                    Prior Preference Stock                Preferred Stock
                                             $20 Par Value                  $20 Par Value
Balance as of December 31, 1996                    753,011                         10,800
Shares Converted                                       400                           (400)
Balance as of December 31, 1997                    753,411                         10,400
Shares Converted                                     1,269                         (1,269)
Balance as of December 31, 1998                    754,680                          9,131
Shares Converted                                       926                           (926)
Balance as of December 31, 1999                    755,606                          8,205



NOTE 7

PENSION AND POSTRETIREMENT PLANS

Pension benefits for salaried and hourly employees assigned to the Company are provided by the Quaker Retirement Plan (Plan). Plan benefits are based on compensation paid to employees and their years of service. Quaker's policy is to make contributions to the Plan within the maximum amount deductible for Federal income tax purposes. Plan assets consist primarily of equity securities and government, corporate and other fixed-income obligations. Consistent with arrangements described in Note 3, the Company was allocated pension (income) expense of approximately $(0.3) million, $0.8 million, and $0.6 million in 1999, 1998 and 1997, respectively. The Company's allocated accrued pension liability was approximately $9.6 million and $10.4 million as of December 31, 1999 and 1998, respectively.

Quaker provides certain health care and life insurance benefits to substantially all retired U.S. employees and certain retired foreign employees who meet service-related eligibility requirements. Consistent with arrangements described in Note 3, the Company is allocated a portion of these costs incurred by Quaker. The Company was allocated postretirement benefit expense of $3.9 million, $5.4 million and $2.8 million in 1999, 1998 and 1997, respectively. The Company's allocated unfunded accrued postretirement benefit liability was $39.2 million and $37.7 million as of December 31, 1999 and 1998, respectively.

<Page 14>


NOTE 8

SUPPLEMENTAL CASH FLOW INFORMATION


Dollars in Millions
Year Ended December 31,                      1999       1998       1997
Cash Activity:
 Interest Paid                            $    --    $   0.1    $   0.1
 Income Taxes Paid                        $  88.8    $  83.9    $  78.1
Non-Cash Activity:
 Transfer of Assets                       $    --    $    --    $  39.4



On May 22, 1997, Quaker completed the sale of 100 percent of its wholly-owned subsidiary, Snapple Beverage Corp., to Triarc Companies, Inc. Prior to the completion of this transaction, a Snapple facility in Tolleson, Arizona was transferred to the Company as a Gatorade thirst quencher facility. The net book value of the assets transferred to the Company was $39.4 million.


NOTE 9

LEASES AND OTHER COMMITMENTS

Certain operating properties are rented under non-cancelable operating leases. Total rental expense under operating leases was $5.8 million, $5.2 million and $5.7 million in 1999, 1998 and 1997, respectively. Future minimum annual rentals on non-cancelable operating leases, primarily for storage space used by manufacturing plants and corporate administrative offices, are as follows:

Dollars in Millions   2000   2001  2002  2003  2004  Thereafter   Total
Total Payments       $ 3.2  $ 3.1 $ 2.3 $ 1.9 $ 1.8       $ 4.6  $ 16.9

The Company enters into executory contracts to obtain inventory and promote various products. As of December 31, 1999, future commitments under these contracts amounted to $642.7 million.


NOTE 10

INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

Provisions for income taxes were as follows:


Dollars in Millions
Year Ended December 31,                           1999          1998        1997
Currently payable:
  Federal                                      $  87.4       $  99.5     $  74.6
  Foreign                                          0.1           0.2         0.1
  State                                           16.8          17.7        16.6
Total currently payable                          104.3         117.4        91.3
Deferred - net:
  Federal                                         27.7          (8.5)       (0.6)
  Foreign                                          0.1          (0.1)       (0.1)
  State                                             --          (1.6)        0.7
Total deferred - net                              27.8         (10.2)         --
Provision for income taxes                     $ 132.1       $ 107.2     $  91.3

<Page 15>



The components of the deferred income tax provision (benefit) were as follows:


Dollars in Millions
Year Ended December 31,                          1999        1998        1997
Accelerated tax depreciation                   $  5.8     $  (0.7)    $   4.7
Postretirement benefits                          (0.6)       (1.7)       (0.6)
Accrued expenses                                 21.0        (6.1)       (4.1)
Other                                             1.6        (1.7)         --
Deferred income tax provision (benefit)        $ 27.8     $ (10.2)    $    --



The sources of pretax income were as follows:


Dollars in Millions
Year Ended December 31,                          1999        1998        1997
U.S. sources                                  $ 336.2     $ 268.5     $ 222.2
Foreign sources                                  (1.2)        3.1         0.2
Income before income taxes                    $ 335.0     $ 271.6     $ 222.4



Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:


Dollars in Millions
Year Ended December 31,                      1999                    1998                     1997
                                                   % of                     % of                      % of
                                                 Pretax                   Pretax                    Pretax
                                        Amount   Income        Amount     Income        Amount      Income
Tax provision based on the
  Federal statutory rate               $ 117.3     35.0%      $  95.1       35.0%       $ 77.9        35.0%
State and local income tax provision -
  net of Federal income tax benefit       10.9      3.2          10.5        3.9          11.2         5.0
Other                                      3.9      1.2           1.6        0.6           2.2         1.0
Provision for income taxes             $ 132.1     39.4%      $ 107.2       39.5%       $ 91.3        41.0%



Deferred tax assets and deferred tax liabilities were as follows:



Dollars in Millions
As of  December 31,                             1999                               1998
                                        Deferred   Deferred Tax          Deferred     Deferred Tax
                                      Tax Assets    Liabilities        Tax Assets      Liabilities
Depreciation and amortization             $  9.1         $ 30.4            $  1.8           $ 25.2
Postretirement benefits                     15.7             --              15.1               --
Other benefit plans                          7.8             --               8.0               --
Accrued expenses                             8.8            2.5              31.9              2.0
Other                                        1.1            0.1               0.8               --
   Total                                  $ 42.5         $ 33.0            $ 57.6           $ 27.2

<Page 16>



NOTE 11

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Dollars in Millions
                         First      Second       Third        Fourth
1999                   Quarter     Quarter     Quarter       Quarter
Net sales              $ 270.0     $ 544.5     $ 500.9       $ 179.2
Cost of goods sold       132.1       242.8       225.7         107.3
Gross profit           $ 137.9     $ 301.7     $ 275.2       $  71.9
Net income             $  27.3     $  90.7     $  83.2       $   1.7




Dollars in Millions
                         First      Second       Third        Fourth
1998                   Quarter     Quarter     Quarter       Quarter
Net sales              $ 212.9     $ 505.7     $ 473.0       $ 156.3
Cost of goods sold       106.9       224.4       215.7          87.5
Gross profit           $ 106.0     $ 281.3     $ 257.3       $  68.8
Net income (loss)      $  17.6     $  78.9     $  74.7       $  (6.8)

<Page 17>


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Stokely-Van Camp, Inc.:



We have audited the accompanying consolidated balance sheets of STOKELY-VAN CAMP, INC. (an Indiana corporation and subsidiary of The Quaker Oats Company) and SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, reinvested earnings and comprehensive income and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stokely-Van Camp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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


Chicago, Illinois
January 27, 2000

<Page 18>


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors and executive officers of Stokely-Van Camp, Inc. as of March 1, 2000.

     Name                  Principal Occupation                           Age

Susan D. Wellington        Vice President and President - U.S.             41
                           Beverages of Quaker and
                           Director, Chief Executive Officer and
                           President of Stokely-Van Camp, Inc.

John G. Jartz              Senior Vice President - General Counsel,        46
                           Business Development and Corporate Secretary of Quaker and Director, Vice President and
                           Secretary of Stokely-Van Camp, Inc.

Thomas L. Gettings         Vice President - Treasurer and Tax of           43
                           Quaker and Stokely and Director
                           of Stokely-Van Camp, Inc.

William G. Barker          Vice President and Corporate                    41
                           Controller of Quaker and Stokely-Van Camp, Inc.


Ms. Wellington has served in her capacity since March 1998. Mr. Jartz has served in his capacity since October 1996. Mr. Gettings has served in his capacity since May 1998. Mr. Barker has served in his capacity since January 2000. All of the above-named directors and officers have been employed by Quaker in an executive capacity for more than five years, with the exception of Mr. Barker who joined the Company in January 1996, and was formerly the Assistant Treasurer, International for Fruit of the Loom, Inc., an apparel manufacturer (1994-1995).

<Page 19>


ITEM 11.  EXECUTIVE COMPENSATION

The following table details annual and long-term compensation paid to Susan D. Wellington, the Company's Chief Executive Officer and President, during 1999. Information is provided for each fiscal year that Ms. Wellington served as an executive officer of the Company. No other executive officers of the Company were paid in excess of $100,000 in salary and bonus relative to their services for the Company. Directors do not receive any compensation for their service as directors of the Company.



                                                      SUMMARY COMPENSATION TABLE
                                                                              Long-term
                                      Annual Compensation                    Compensation
                                                                                      Securities
                                                     Other Annual      Restricted     Underlying        All Other
Name and Principal    Fiscal     Salary      Bonus   Compensation    Stock Awards        Options     Compensation
     Position           Year      ($)       ($)(1)        ($)           ($)(2)          (#)(3)          ($)(4)

Susan D. Wellington     1999  $ 264,000  $ 397,700       $  1,007       $  49,716         25,000        $ 148,058
Chief Executive         1998  $ 234,014  $ 342,900       $   -0-        $ 287,656         21,000        $  65,276
Officer and President   1997        N/A        N/A            N/A             N/A            N/A              N/A



(1)  Amounts  include the cash awards that have been paid under the  Management
     Incentive  Bonus   Plan  based  on   Quaker's  financial  performance  and
     Ms. Wellington's personal performance for fiscal 1999 and 1998.

(2) Restricted stock values reflect the fair market value of Quaker's common stock on the date of each grant. Dividends on restricted shares are paid on an ongoing basis at the same rate as paid to all holders of Quaker common stock. The number and value of currently restricted shares held by Ms. Wellington were 5,000 and $328,125, respectively, as of December 31, 1999.

     Upon a change in control of Quaker, restricted shares outstanding on the date of the change in control will be canceled and an immediate lump sum cash payment will be paid which is equal to the product of (1) the higher of (i) the closing price of common stock as reported on the New York Stock Exchange Composite Index on or nearest to the date of payment (or, if not listed on such exchange, on a nationally recognized exchange or quotation system on which trading volume in the common stock is highest) or (ii) the highest per share price for common stock actually paid in connection with the change in control; and (2) the number of shares of such restricted stock.

(3) All stock option awards were granted with an exercise price equal to the fair market value of Quaker's common stock on the date of grant.

(4) Amounts shown are the total of the value of the stock allocations to Ms. Wellington's stock ownership accounts and cash awards to Ms. Wellington based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocations made directly under The Quaker 401(k) Plan for Salaried Employees.

The following table contains information covering the grant of stock options to the Chief Executive Officer and President during fiscal year 1999. The exercise price for all options granted is equal to the fair market value of Quaker's common stock on the date of grant.

<Page 20>


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

                                       % of Total
                         Number of        Options
                        Securities     Granted to
                        Underlying       Employee
                           Options      in Fiscal   Exercise Price   Expiration
Name                       Granted(#)        Year        ($/Share)         Date             5%            10%
Susan D. Wellington         25,000           1.2%         $  53.34      3/09/09         $ 838,691    $ 2,125,407



(1) All options were granted on March 10, 1999. One-third of the options granted on March 10, 1999 will vest on each of the three anniversaries following the date of grant. Upon the occurrence of a change in control, all options would be canceled and a lump sum cash payment paid for realizable value.

(2) Based on fair market value on the date of grant and an annual appreciation at the rate stated (compounded annually) of such fair market value through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and 10% stock price appreciation rates set by the SEC and therefore do not forecast possible future appreciation, if any, of Quaker's stock price. However, the total of the "Potential Realizable Value" for Ms. Wellington would represent less than 0.1% of the incremental increase of approximately $4 billion and $11 billion respectively, in the Potential Realizable Value that shareholders would realize under the prescribed 5% and 10% stock price appreciation rates.

The  following table contains information covering the  exercise of  options  by
the  Chief  Executive  Officer  and  President   during fiscal  year  1999   and
unexercised options held as of the end of 1999.


                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                       FISCAL YEAR END OPTION VALUES

                                                                                      Value of Securities Underlying
                                                 Number of Securities                   Unexercised, In-the-Money
                                                Underlying Unexercised                      Options at Fiscal
                                             Options at Fiscal Year End(#)                   Year End ($)(2)


                          Shares           Value
                     Acquired On        Realized
Name                Exercise (#)          ($)(1)   Exercisable   Unexercisable        Exercisable     Unexercisable
Susan D. Wellington          -0-           $ -0-        54,540          43,660        $ 1,408,369         $ 561,704



(1) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the date of exercise, multiplied by the number of shares covered by each such option exercised.

(2) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on December 31, 1999, multiplied by the number of shares covered by each such option held on that date.

<Page 21>


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

Under the Retirement Plan, the participant accrues a benefit based upon the greater of a Years-of-Service Formula and an Earnings/Service Formula. Under the Years-of-Service Formula, participants accrue annual benefits equivalent to credited years of service times $216. Under the Earnings/Service Formula, a participant's benefit is the sum of two parts:

1. Past Service Accrual -- Benefits accrued through December 31, 1993, are set at the greater of (a) those accrued under the Retirement Plan prior to December 31, 1993; or (b) 1% of average annual earnings for the five years through December 31, 1993 up to $22,700 plus 1.65% of such average annual earnings above $22,700, times credited years of service; and

2. Future Service Accrual -- For each year beginning January 1, 1994, and after, participants accrue benefits of 1.75% of annual earnings to 80% of the Social Security wage base plus 2.5% of annual earnings above 80% of the Social Security wage base.

Eligible earnings used to calculate retirement benefits include wages, salaries, bonuses, contributions to The Quaker 401(k) Plan for Salaried Employees and allocations to the employee stock ownership accounts. Normal retirement age under the Retirement Plan is age 65. The Retirement Plan provides for early retirement benefits.

Benefit amounts payable under the Retirement Plan are limited to the extent required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and the Internal Revenue Code of 1986, as amended. If the benefit formula produces an amount in excess of those limitations, the excess will be paid out of general corporate funds in accordance with the terms of The Quaker 415 Excess Benefit Plan and The Quaker Eligible Earnings Adjustment Plan. The Quaker Eligible Earnings Adjustment Plan also provides for payment out of general corporate funds, based upon benefit amounts which would otherwise have been payable under the Retirement Plan and The Quaker 415 Excess Benefit Plan if the executive had not previously elected to defer compensation under the Executive Deferred Compensation Plan.

The total estimated annual retirement benefits that Ms. Wellington would receive under the Retirement Plan, The Quaker 415 Excess Benefit Plan, and The Quaker Eligible Earnings Adjustment Plan, are $528,029. This amount assumes that she will continue to work for Quaker until her normal retirement date and that her earnings will remain the same as in calendar 1999 and that she will elect a straight-lifetime benefit without survivor benefits. (Payment options such as a lump sum or other annuities are available.)

The Retirement Plan currently provides that, to the extent of sufficient plan assets, it will continue in effect for a reasonable period following a change in control of Quaker without a reduction of anticipated benefits. For a two-year period following a change in control of Quaker, the accrued benefits of members, who meet specified age and service requirements and who are terminated, will be increased and no employees of the purchaser may become members. For a five-year period following such a change in control of Quaker, the accrual of benefits for service during such period cannot be decreased while there are excess assets (as defined in the Retirement Plan). For so long as there are excess assets during that five-year period, if the Retirement Plan is merged with any other plan, the accrued benefit of each member and the amount payable to retired or deceased members shall be increased until there are no excess assets. If during that five-year period the Retirement Plan is terminated, to the extent that assets remain after satisfaction of liabilities, the accrued benefits shall be increased such that no assets of the Retirement Plan will directly or indirectly revert to Quaker.

<Page 22>


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding common stock of Stokely is owned by Quaker whose corporate offices are located at 321 North Clark Street, Chicago, Illinois 60610.

The following table presents information with respect to all persons known to Stokely to own more than 5% of any other class of Stokely's voting securities as of March 1, 2000. Each beneficial owner has, to the knowledge of Stokely, sole voting power and sole investment power with respect to the shares listed opposite such owner's name.


                                                    Amount and    Percent
                       Name and Address             Nature of     of
Title of Class         of Beneficial Owner          Ownership     Class
Second Preferred       The William B. Stokely, Jr.    2,012        24.5
Stock (1)              Foundation
                       620 Campbell Station Road
                       Station West, Suite 4
                       Knoxville, TN 37922

                       First Clearing Corporation     1,125        13.7
                       P.O. Box 6570
                       Glen Allen, VA 23058-6570

                       Betty C. Ridley                1,125        13.7
                       P.O. Box 33585
                       Decatur, GA 30033

                       Sigler & Co.                     855        10.4
                       c/o Chase Manhattan Bank
                       Dept. 3492
                       P.O. Box 50000
                       Newark, NJ 07101-8006

                       Edward D. Jones & Co.            550         6.7
                       Attn: Tenders & Exchange
                       201 Progress Parkway
                       Maryland Heights, MO 63043

                       John B. Mills, III               526         6.4
                       1043 Clifton Road
                       Atlanta, GA  30307-1227



(1) Holders of common stock and Second Preferred Stock vote collectively and not as a separate class. As of December 31, 1999, the outstanding shares of Second Preferred Stock comprise less than 1% of the aggregate number of outstanding shares of common stock and Second Preferred Stock.

<Page 23>


The table below sets forth information with respect to beneficial ownership of common stock of Quaker by the directors and named executive officers of Stokely as of March 10, 2000, and by the directors and by the named executive officers, and executive officers as a group. Shares subject to acquisition within 60 days through the exercise of stock options are included in the first column and are shown separately in the second column. No director or officer and named executive officers own any equity securities of Stokely.

                                      Amount and Nature          Shares Subject
                                          of Beneficial          to Acquisition
                                              Ownership(a)       Within 60 Days(a)
Susan D. Wellington                              87,107(b)(c)            74,310

John G. Jartz                                   154,848(b)(c)           132,498

Thomas L. Gettings                              125,794(b)(c)           110,832

All Directors and Officers as a group           373,070(b)(c)           320,290



(a) Unless otherwise indicated, each named individual and each person in the group has sole voting and investment power with respect to the shares shown. Of the total shares outstanding (including shares subject to acquisition within 60 days after March 10, 2000), each person individually, and the group in total, beneficially owns less than 1% of the total shares.

(b) The figures shown for these directors and executive officers include an aggregate of 23,521 shares allocated to them under The Quaker 401(k) Plan for Salaried Employees (which includes 4,700 shares on the basis of the conversion of 2,179 shares of Series B ESOP Convertible Preferred Stock at the conversion rate of 2.16). The directors hold the following numbers of shares under this
Plan:  Ms. Wellington, 6,641; Mr. Jartz, 9,246; and Mr. Gettings, 5,897.

(c) The figures shown for all directors and executive officers include an aggregate of 11,264 shares granted to them under The Long Term Incentive Plan of 1999 and The Long Term Incentive Plan of 1990 for which the restricted period has not lapsed. The directors hold the following numbers of shares under this Plan: Ms. Wellington, 5,000; Mr. Jartz, 2,194; and Mr. Gettings, 2,335.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of related transactions with Quaker, reference should be made to Part II, Items 7 and 8. See Notes 1, 3, and 7 to the consolidated financial statements.

<Page 24>


                                    PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)         Financial Statements

Consolidated financial statements of Stokely-Van Camp, Inc. and subsidiaries are included under Item 8 of this Form 10-K.


(a)(2)&(d)     Financial Statement Schedules



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



Dollars in Millions
Year Ended December 31,           1999      1998       1997
ITEM

Depreciation                   $  30.2   $  25.2    $  21.0

Advertising & Merchandising    $ 372.2   $ 332.3    $ 296.2



(a)(3)&(c)     Exhibits

See Exhibit Index attached hereto, which  is  incorporated herein by reference.

(b)            Reports on Form 8-K.

No reports on Form 8-K were filed in the last quarter of the period covered by this report.

<Page 25>


Exhibit 21


                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES


                        Subsidiaries of the Registrant





                                                 State or Country
Subsidiary                                       of Incorporation

The Gatorade Company                             Delaware
Gatorade Puerto Rico Company                     Delaware
The Gatorade Company of Australia Pty. Ltd.      Australia
Quaker de (Chile) Ltda                           Chile
SVC Equipment Company                            Delaware
SVC Latin America, Inc.                          Delaware
SVC Latin America, LLC                           Delaware
SVC Manufacturing, Inc.                          Delaware

<Page 26>



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






                                      STOKELY-VAN CAMP, INC.
                                         (Registrant)


                                      By: /s/ SUSAN D. WELLINGTON
                                              Susan D. Wellington
                                              Chief Executive Officer,
                                              President and Director

Date:  March 24, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 24th day of March 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                     Title



/s/ Susan D. Wellington                       Chief Executive Officer,
    Susan D. Wellington                       President and Director



/s/ Thomas L. Gettings                        Vice President, Treasurer and Tax
    Thomas L. Gettings                        (Principal Financial Officer)
                                              and Director


/s/ John G. Jartz                             Vice President
    John G. Jartz                             Secretary and Director



/s/ William G. Barker                         Vice President and
    William G. Barker                         Corporate Controller

<Page 27>



                                 EXHIBIT INDEX

                                                                        Incorporated by
                                                                        Reference (IBRF)
EXHIBIT NO.         DESCRIPTION                                         or Electronic (E)
3(a)                Restated Articles of Incorporation of Stokely-Van          IBRF
                    Camp, Inc. as of February 14, 1994
                    (incorporated by reference to
                    the Company's Form 10-K for the fiscal year
                    ended June 30, 1995, file number 1-2944)

3(b)                Bylaws of Stokely-Van Camp, Inc.                           IBRF
                    (incorporated by reference to
                    the Company's Form 10-K for the fiscal year
                    ended June 30, 1985, file number 1-2944)

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

27                  Financial Data Schedules                                    E

<Page 28>