Form 10-Q
period 2000-03-31
STOKELY VAN CAMP INC
filed 2000-05-11
CIK 94567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 4 Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 1-2944

STOKELY -VAN CAMP, INC.
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

The registrant had 2,989,371 shares of Common Stock outstanding on April 30, 2000, all of which were held by The Quaker Oats Company.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income and Reinvested Earnings for the Three Months Ended March 31, 2000 and 1999	3
Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	5
Notes to the Condensed Consolidated Financial Statements	6-8
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

PART II - OTHER INFORMATION	12
SIGNATURES	13

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

(Dollars in Millions)	Three Months Ended March 31,
	2000	1999

Net sales Cost of goods sold Gross profit	$ 299.1 148.2 150.9	$ 270.0 132.1 137.9
Selling, general and administrative expenses Interest income – net	107.7 (21.3)	107.9 (15.1)
Income before income taxes Provision for income taxes	64.5 24.7	45.1 17.8
Net income	39.8	27.3
Dividends on preference and preferred stock Reinvested Earnings – Beginning of Period Reinvested Earnings – End of Period	(0.2) 1,307.8 $ 1,347.4	(0.2) 1,105.7 $ 1,132.8

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)	March 31, 2000	December 31, 1999

Assets
Current Assets:
  Cash and cash equivalents
  Due from The Quaker Oats Company
  Trade accounts receivable – net of allowances
  Inventories:
    Finished goods
    Materials and supplies
       Total inventories
  Other current assets
       Total Current Assets

Property, plant and equipment
Less: accumulated depreciation
    Property – net

Other assets
        Total Assets

	$ 4.1 1,110.2 6.3 88.3 16.1 104.4 37.0 1,262.0 474.7 128.0 346.7 10.0 $ 1,618.7	$ 3.2 1,103.6 5.4 39.6 16.2 55.8 46.2 1,214.2 446.3 119.5 326.8 13.3 $ 1,554.3

Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable
  Accrued payroll, benefits and bonus
  Accrued advertising and merchandising
  Income taxes payable
  Other current liabilities
    Total Current Liabilities

	$ 55.7 11.8 32.8 26.1 25.6 152.0	$ 44.8 13.4 28.5 16.2 23.8 126.7
Long-term debt Other liabilities Deferred income taxes	1.9 49.0 2.2	1.9 49.5 2.2

Redeemable Preference and Preferred Stock
Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10 million shares; issued 3,591,381 shares
  Additional paid-in capital
  Reinvested earnings
  Cumulative translation adjustment
  Treasury common stock, at cost, 602,010 shares
     Total Common Shareholders' Equity
        Total Liabilities and Shareholders' Equity

	15.3 3.6 68.7 1,347.4 (0.5) (20.9) 1,398.3 $ 1,618.7	15.3 3.6 68.7 1,307.8 (0.5) (20.9) 1,358.7 $ 1,554.3

                        See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in Millions)	Three Months Ended March 31, 2000 1999

Cash Flows from Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation
          Loss on disposition of property and equipment
          Increase in trade accounts receivable
          Decrease in inventories
          Decrease (increase) in other current assets
          Increase in trade accounts payable
          Increase in income taxes payable
          Increase in other current liabilities
          Other items
             Net Cash Provided by (Used in)
               Operating Activities

	$ 39.8 8.9 — (0.9) (48.6) 9.2 10.9 9.9 4.6 2.8 36.6	$ 27.3 6.9 0.9 (45.7) (39.5) (2.6) 24.8 8.0 16.2 0.9 (2.8)
Cash Flows from Investing Activities: Additions to property, plant and equipment Proceeds on the sale of property, plant and equipment Net Cash Used in Investing Activities	(29.1) 0.3 (28.8)	(11.5) 0.5 (11.0)
Cash Flows from Financing Activities: Change in amount due from The Quaker Oats Company Cash dividends Reduction of long-term debt Net Cash (Used in) Provided by Financing Activities	(6.6) (0.2) (0.1) (6.9)	10.3 (0.2) (0.1) 10.0
Net Increase (Decrease) in Cash and Cash Equivalents Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	0.9 3.2 $ 4.1	(3.8) 6.3 $ 2.5

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2000

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the three months ended March 31, 2000 and 1999, the condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of March 31, 2000, authorized shares were 500,000 and issued and outstanding shares were 8,205. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of March 31, 2000, authorized shares were 1,500,000, issued shares were 755,939 and outstanding shares were 755,606.

Both issues are redeemable at the Company's option for $21 per share.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2000

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

Note 4 - Related Party Transactions

Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc., (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for the three months ended March 31, 2000, was approximately 9 percent of the sales price to the ultimate customer. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result of this agreement, a majority of Stokely's sales in 2000 and going forward will be to Quaker, a related party. Current year results include net sales of $291.5 million from Stokely to Quaker under the new sales and distribution agreement.

Note 5 - Current and Pending Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this statement, but will be required to adopt it by January 2001. When adopted, this statement could increase volatility in reported earnings and other comprehensive income.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2000

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

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared with
Three Months Ended March 31, 1999

This report discusses the operating results of Stokely for the three months ended March 31, 2000 (current year) compared with the three months ended March 31, 1999 (prior year). The comparisons of current and prior year net sales, and selling and distribution costs were affected by a contract with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker. Effective October 1, 1999, Stokely entered into an agreement with QSD to provide sales and distribution services for the Company in North America. Under the terms of this agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. This amount was approximately 9 percent of the sales price to the ultimate customer in the current year. Current year results included net sales of $291.5 million from Stokely to QSD. The contract pricing in the current year also affected comparability of profits and expenses as expressed as a percentage of sales.

Operating Results

Consolidated net sales for the current year, were $299.1 million, up 11 percent from the prior year. This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. volume and sales grew 18 percent and 11 percent, respectively. The disproportionate change in volume compared to sales reflects the impact of contract pricing in effect in the current year. Excluding the impact of contract pricing with QSD, U.S. sales would have increased 19 percent. The introduction of a new 20-ounce multi-pack and two new flavors of Gatorade Fierce, and milder-than-normal winter weather contributed to strong Gatorade sales growth. In addition, the Company began a regional rollout of two new beverages, Propel and Torq.

Gross profit margin decreased to 50.5 percent in the current year compared to 51.1 percent in the prior year, reflecting the impact of contract pricing with QSD. On a comparable basis, gross profit margins remained relatively even with the prior year. While the Company anticipates increases in package material and energy costs in the near-term, efforts are underway to mitigate negative impacts to profits. Selling, general and administrative (SG&A) expenses were relatively flat compared to the prior year. Increased advertising and merchandising spending to introduce new products was offset substantially by the absence of selling costs in the current year due to the sales and distribution agreement with QSD. SG&A also included $0.2 million in restructuring charges related to the Company's decision to close a small leased Gatorade manufacturing facility in Puerto Rico. Operating income increased $13.2 million to $43.2 million in the current year, primarily due to increased sales.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Income Taxes

Net interest income of $21.3 million in the current year increased $6.2 million from the prior year as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 38.3 percent and 39.5 percent as of March 31, 2000 and 1999, respectively. The decrease was partially due to reductions in the effective state tax rates compared to the prior year.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $36.6 million and ($2.8) million for the three months ended March 31, 2000 and 1999, respectively, reflecting higher net income and a lower increase in working capital in the current year. The increase in trade accounts receivable of $0.9 million in the current year compared to $45.7 million in the prior year reflects the immediate reimbursement to Stokely for QSD inventory purchases in 2000. Capital expenditures for the three months ended March 31, 2000 and 1999, were $29.1 million and $11.5 million, respectively. Capital expenditures are expected to continue at or above the current rate as the Company continues to expand its production capacity. The Company expects that its future capital expenditures and cash dividends will be financed through cash flow from operating activities.

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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. The results of the sensitivity analyses as of March 31, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current and Pending Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that the Company must formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company has not determined its method or timing of adopting this statement, but will be required to adopt it by January 2001. When adopted, this statement could increase volatility in reported earnings and other comprehensive income.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; including cost-reduction and production capacity expansion projects; fluctuations in the cost and availability of supply chain resources; weather; the ability of Quaker to execute distribution and outsourcing initiatives; and costs related to the year 2000 issue, which may arise during the remainder of 2000. In addition, capital expenditures may be affected by the amount of cash flows from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on, among other things: the level of competition from its two key competitors, The Coca-Cola Co. and PepsiCo Inc.; the success of new brand introductions; the ability to obtain increasing points of availability; the projected outcome of supply chain management programs; capital spending plans; markets for key commodities, especially PET resins and cardboard; and the efficiency and effectiveness of A&M programs.

PART II - OTHER INFORMATION

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2000, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

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

                                                                                             Stokely-Van Camp, Inc.
                                                                                             (Registrant)

Date: May 8, 2000                                                               /s/William G. Barker
                                                                                                 William G. Barker
                                                                                                  Vice President and Corporate Controller