Form 10-Q
period 2000-06-30
STOKELY VAN CAMP INC
filed 2000-08-11
CIK 94567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 4 Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

The registrant had 2,989,371 shares of Common Stock outstanding on July 31, 2000, all of which were held by The Quaker Oats Company.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income and Reinvested Earnings for the Six and Three Months Ended June 30, 2000 and 1999	3-4
Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999	6
Notes to the Condensed Consolidated Financial Statements	7-9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14
PART II - OTHER INFORMATION
Item 4 - Submission of Matters to a vote of Security Holders	15
SIGNATURES	16

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

Dollars in Millions	Six Months Ended June 30,
	2000	1999
Net sales Cost of goods sold Gross profit	$ 869.3 407.9 461.4	$ 814.5 374.9 439.6
Selling, general and administrative expenses Interest income – net	292.6 (43.6)	273.0 (28.4)
Income before income taxes Provision for income taxes	212.4 81.8	195.0 77.0
Net income	130.6	118.0
Dividends on preference and preferred stock Reinvested Earnings – Beginning of Period Reinvested Earnings – End of Period	(0.4) 1,307.8 $ 1,438.0	(0.4) 1,105.7 $ 1,223.3

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

Dollars in Millions	Three Months Ended June 30,
	2000	1999
Net sales Cost of goods sold Gross profit	$ 570.2 259.7 310.5	$ 544.5 242.8 301.7
Selling, general and administrative expenses Interest income – net	184.9 (22.3)	165.1 (13.3)
Income before income taxes Provision for income taxes	147.9 57.1	149.9 59.2
Net income	90.8	90.7
Dividends on preference and preferred stock Reinvested Earnings – Beginning of Period Reinvested Earnings – End of Period	(0.2) 1,347.4 $ 1,438.0	(0.2) 1,132.8 $ 1,223.3

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
Dollars in Millions	June 30, 2000	December 31, 1999

Assets
Current Assets:
  Cash and cash equivalents
  Due from The Quaker Oats Company
  Trade accounts receivable – net of allowances
  Inventories:
    Finished goods
    Materials and supplies
       Total inventories

  Other current assets
       Total Current Assets

Property, plant and equipment
Less: accumulated depreciation
    Property – net

Other assets
        Total Assets

	$ 4.7 1,231.8 6.5 81.2 18.5 99.7 34.0 1,376.7 509.0 136.8 372.2 7.8 $ 1,756.7	$ 3.2 1,103.6 5.4 39.6 16.2 55.8 46.2 1,214.2 446.3 119.5 326.8 13.3 $ 1,554.3

Liabilities and Shareholders' Equity
Current Liabilities:
  Trade accounts payable
  Accrued payroll, benefits and bonus
  Accrued advertising and merchandising
  Income taxes payable
  Other current liabilities
    Total Current Liabilities

	$ 56.4 13.4 56.5 44.3 29.8 200.4	$ 44.8 13.4 28.5 16.2 23.8 126.7
Long-term debt Other liabilities Deferred income taxes	1.8 47.9 2.4	1.9 49.5 2.2

Redeemable Preference and Preferred Stock
Common Shareholders' Equity:
  Common stock, $1 par value, authorized
    10 million shares; issued 3,591,381 shares
  Additional paid-in capital
  Reinvested earnings
  Cumulative translation adjustments
  Treasury common stock, at cost, 602,010 shares
     Total Common Shareholders' Equity
        Total Liabilities and Shareholders' Equity

	15.3 3.6 68.7 1,438.0 (0.5) (20.9) 1,488.9 $ 1,756.7	15.3 3.6 68.7 1,307.8 (0.5) (20.9) 1,358.7 $ 1,554.3

                        See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Dollars in Millions	Six Months Ended June 30, 2000 1999

Cash Flows from Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization
          Deferred income taxes
          Loss on disposition of property and equipment
          Increase in trade accounts receivable
          Increase in inventories
          Decrease in other current assets
          Increase in trade accounts payable
          Increase in income taxes payable
          Increase in other current liabilities
          Other items

                Net Cash Provided by Operating Activities

	$ 130.6 18.2 0.2 -- (1.1) (43.9) 12.2 11.6 28.1 34.1 4.0 194.0	$ 118.0 14.1 (6.8) 1.7 (104.2) (37.4) 0.6 45.7 48.1 49.5 1.6 130.9
Cash Flows from Investing Activities: Additions to property, plant and equipment Proceeds on the sale of property, plant and equipment Net Cash Used in Investing Activities	(64.1) 0.4 (63.7)	(25.2) 0.6 (24.6)
Cash Flows from Financing Activities: Change in amount due from The Quaker Oats Company Cash dividends Proceeds from long-term debt Reduction of long-term debt Net Cash Used in Financing Activities	(128.2) (0.4) -- (0.2) (128.8)	(107.5) (0.4) 0.3 -- (107.6)
Net Increase (Decrease) in Cash and Cash Equivalents Cash and Cash Equivalents - Beginning of Period Cash and Cash Equivalents - End of Period	1.5 3.2 $ 4.7	(1.3) 6.3 $ 5.0

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the six and three months ended June 30, 2000 and 1999, the condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock

As of June 30, 2000, authorized shares were 500,000 and issued and outstanding shares were 8,205. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock

As of June 30, 2000, authorized shares were 1,500,000, issued shares were 755,939 and outstanding shares were 755,606.

Both issues are redeemable at the Company's option for $21 per share.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

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

Note 4 - Related Party Transactions

Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc., (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for the six months ended June 30, 2000, was approximately 9 percent of the sales price to the ultimate customer. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result of this agreement, a majority of Stokely's sales in 2000 and going forward will be to Quaker, a related party. Current year results include net sales of $851.7 million and $560.2 million from Stokely to QSD under the new sales and distribution agreement for the six and three months ended June 30, 2000, respectively.

Note 5 - Current and Pending Accounting Changes

In May 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF 00-14, "Accounting for Certain Sales Incentives." The EITF concluded that certain consumer and customer sales promotion expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company's net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been quantified. However, because this change will result in a reclassification of expenses only, earnings will not be affected and operating margins will increase.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document,

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements by January 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

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

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report discusses the operating results of Stokely for the six and three months ended June 30, 2000 (current year) compared with the six and three months ended June 30, 1999 (prior year). The comparisons of current and prior year net sales, and selling and distribution costs were affected by a contract with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker. Effective October 1, 1999, Stokely entered into an agreement with QSD to provide sales and distribution services for the Company in North America. Under the terms of this agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. This amount was approximately 9 percent of the sales price to the ultimate customer in the current year. Current year results included net sales of $851.7 million and $560.2 million from Stokely to QSD for six and three month results, respectively. The contract pricing in the current year also affected comparability of profits and expenses as expressed as a percentage of sales.

Six Months Ended June 30, 2000 Compared with
Six Months Ended June 30, 1999

Operating Results

Consolidated net sales for the current year grew 7 percent to $869.3 million. This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. volume and sales grew 16 percent and 7 percent, respectively. Excluding the impact of contract pricing with QSD, U.S. sales would have increased 18 percent. The introduction of a new 20-ounce multi-pack and two new flavors of Gatorade Fierce, and favorable weather trends in key markets contributed to strong Gatorade sales growth. In addition, the Company began a regional rollout of two new beverages, Propel and Torq.

Gross profit margin decreased to 53.1 percent in the current year compared to 54.0 percent in the first six months of 1999, primarily reflecting the impact of contract pricing with QSD and increased package and transportation costs. Selling, general and administrative (SG&A) expenses increased 7 percent, or $19.6 million, driven by increased advertising and merchandising (A&M) expense, partly offset by the absence of selling expense in the current year due to the sales and distribution agreement with QSD. A&M spending increased by 27 percent to support increased sales, and the introduction of new products, packaging and flavors. SG&A also included $0.2 million in restructuring charges related to the Company's decision to close a small leased Gatorade manufacturing facility in Puerto Rico. Operating income increased $2.2 million to $168.8 million in the current year, primarily due to increased sales largely offset by higher A&M spending.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Income Taxes

Net interest income of $43.6 million in the current year increased $15.2 million as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 38.5 percent and 39.5 percent as of June 30, 2000 and 1999, respectively. The decrease was partially due to reductions in the effective state tax rates compared to the first six months of 1999.

Three Months Ended June 30, 2000 Compared with
Three Months Ended June 30, 1999

Operating Results

Consolidated net sales for the current quarter grew 5 percent to $570.2 million. This increase was primarily due to higher Gatorade thirst quencher sales in the United States, where more than 97 percent of the total current year sales were generated. U.S. volume and sales grew 15 percent and 6 percent, respectively. Excluding the impact of contract pricing with QSD, U.S. sales would have increased 16 percent. The introduction of a new 20-ounce multi-pack and two new flavors of Gatorade Fierce, and favorable weather trends in key markets contributed to strong Gatorade sales growth.

Gross profit margin decreased to 54.5 percent in the current year compared to 55.4 percent in the second quarter of 1999, primarily reflecting the impact of contract pricing with QSD and increased package and transportation costs. SG&A expenses increased 12 percent, or $19.8 million, driven by increased A&M expense, partly offset by the absense of selling expense in the current quarter due to the sales and distribution agreement with QSD. A&M spending increased 31 percent to support increased sales, and the introduction of new products, packaging and flavors. Operating income decreased $11.0 million to $125.6 million in the current quarter primarily due to higher A&M spending.

Interest and Income Taxes

Net interest income of $22.3 million in the current quarter increased $9.0 million as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 38.6 percent and 39.5 percent as of June 30, 2000 and 1999, respectively. The decrease was partially due to reductions in the effective state tax rates compared to the second quarter of 1999.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities was $194.0 million and $130.9 million for the six months ended June 30, 2000 and 1999, respectively, reflecting higher net income and lower working capital in the current year. The increase in trade accounts receivable of $1.1 million in the current year compared to $104.2 million in the first six months of 1999 reflects the immediate reimbursement to Stokely for QSD inventory purchases in 2000. Capital expenditures for the six months ended June 30, 2000 and 1999, were $64.1 million and $25.2 million, respectively. Capital expenditures are expected to continue at about the current rate as the Company continues to expand its production capacity. The Company expects that its future capital expenditures and cash dividends will be financed through cash flow from operating activities.

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

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. The results of the sensitivity analyses as of June 30, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current and Pending Accounting Changes

In May 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF 00-14, "Accounting for Certain Sales Incentives." The EITF concluded that certain consumer and customer sales promotion expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company's net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been quantified. However, because this change will result in a reclassification of expenses only, earnings will not be affected and operating margins will increase.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements by January 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs; including cost-reduction and production capacity expansion projects; fluctuations in the cost and availability of supply chain resources; weather; and the ability of Quaker to execute distribution and outsourcing initiatives. In addition, capital expenditures may be affected by the amount of cash flows from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

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

PART II - OTHER INFORMATION

Item - 4 Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Shareholders on May 3, 2000. The names of all individuals serving terms of office as director after the Meeting are listed in (b) below. The matters voted upon at the Meeting are described in (c) below.

(b) The following directors were elected to one-year terms of office at the Meeting: Susan D. Wellington, John G. Jartz, and Thomas L. Gettings.

(c) To elect three directors to each serve for a one-year term or until their successors are elected and qualified. All nominees are named below.

Susan D. Wellington
Votes For Election - 2,989,371

John G. Jartz
Votes For Election - 2,989,371

Thomas L. Gettings
Votes For Election - 2,989,371

There were no votes withheld, against, abstentions or broker non-vote with respect to the election of any nominee named above.

All other items in Part II are either inapplicable to the Company during the quarter ended June 30, 2000, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.

                                                                                          Stokely-Van Camp, Inc.
                                                                                           (Registrant)

Date: August 9, 2000                                                         /s/William G. Barker
                                                                                                William G. Barker
                                                                                                Vice President and Corporate Controller