Form 10-Q
period 2000-09-30
STOKELY VAN CAMP INC
filed 2000-11-14
CIK 94567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 4 Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

The registrant had 2,989,371 shares of Common Stock outstanding on October 31, 2000, all of which were held by The Quaker Oats Company.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed Consolidated Statements of Income and Reinvested Earnings for the Nine and Three Months Ended September 30, 2000 and 1999	3-4
Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	6
Notes to the Condensed Consolidated Financial Statements	7-9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14
PART II - OTHER INFORMATION	15
SIGNATURES	16

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

	Nine Months Ended
	September 30,
Dollars in Millions	2000	1999

Net sales	$1,376.7	$1,315.4
Cost of goods sold	647.2	600.6
Gross profit	729.5	714.8

Selling, general and administrative expenses	447.1	425.5
Interest income – net	(67.8)	(43.0)

Income before income taxes	350.2	332.3
Provision for income taxes	135.0	131.1

Net income	215.2	201.2

Dividends on preference and preferred stock	(0.6)	(0.6)
Reinvested Earnings – Beginning of Year	1,307.8	1,105.7
Reinvested Earnings – End of Period	$1,522.4	$1,306.3

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND REINVESTED EARNINGS
(UNAUDITED)

	Three Months Ended
	September 30,
Dollars in Millions	2000	1999

Net sales	$507.4	$500.9
Cost of goods sold	239.3	225.7
Gross profit	268.1	275.2

Selling, general and administrative expenses	154.5	152.5
Interest income – net	(24.2)	(14.6)

Income before income taxes	137.8	137.3
Provision for income taxes	53.2	54.1

Net income	84.6	83.2

Dividends on preference and preferred stock	(0.2)	(0.2)
Reinvested Earnings – Beginning of Quarter	1,438.0	1,223.3
Reinvested Earnings – End of Period	$1,522.4	$1,306.3

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
Dollars in Millions	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$5.4	$3.2
Due from The Quaker Oats Company	1,296.1	1,103.6
Trade accounts receivable – net of allowances	5.9	5.4
Inventories:
Finished goods	65.0	39.6
Materials and supplies	13.6	16.2
Total inventories	78.6	55.8

Other current assets	39.8	46.2
Total Current Assets	1,425.8	1,214.2

Property, plant and equipment	539.0	446.3
Less: accumulated depreciation	145.3	119.5
Property – net	393.7	326.8

Other assets	13.1	13.3
Total Assets	$1,832.6	$1,554.3

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$46.9	$44.8
Accrued payroll, benefits and bonus	11.4	13.4
Accrued advertising and merchandising	49.6	28.5
Income taxes payable	58.2	16.2
Other current liabilities	24.8	23.8
Total Current Liabilities	190.9	126.7

Long-term debt	1.9	1.9
Other liabilities	47.0	49.5
Deferred income taxes	4.2	2.2
Redeemable Preference and Preferred Stock	15.3	15.3
Common Shareholders' Equity:
Common stock, $1 par value, authorized 10 million shares; issued 3,591,381 shares	3.6	3.6
Additional paid-in capital	68.7	68.7
Reinvested earnings	1,522.4	1,307.8
Cumulative translation adjustments	(0.5)	(0.5)
Treasury common stock, at cost, 602,010 shares	(20.9)	(20.9)
Total Common Shareholders' Equity	1,573.3	1,358.7
Total Liabilities and Shareholders' Equity	$1,832.6	$1,554.3

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
Dollars in Millions	2000	1999

Cash Flows from Operating Activities:
Net Income	$215.2	$201.2
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	28.1	22.1
Deferred income taxes	2.0	(5.4)
Loss on disposition of property and equipment	0.2	2.1
Increase in trade accounts receivable	(0.5)	(38.6)
(Increase) decrease in inventories	(22.8)	0.1
Decrease (increase) in other current assets	6.4	(1.7)
Increase in trade accounts payable	2.1	21.5
Increase in income taxes payable	42.0	65.7
Increase in other current liabilities	20.2	38.3
Other items	(2.3)	(0.9)

Net Cash Provided by Operating Activities	290.6	304.4

Cash Flows from Financing Activities:
Additions to property, plant and equipment	(95.6)	(48.9)
Proceeds on the sale of property, plant and equipment	0.4	0.9

Net Cash Used in Investing Activities	(95.2)	(48.0)

Cash Flows from Financing Activities:
Change in amount due from The Quaker Oats Company	(192.5)	(255.6)
Cash dividends	(0.6)	(0.6)
Proceeds from long-term debt	–	0.9
Reduction of long-term debt	(0.1)	–

Net Cash Used in Financing Activities	(193.2)	(255.3)

Net Increase in Cash and Cash Equivalents	2.2	1.1
Cash and Cash Equivalents – Beginning of Year	3.2	6.3
Cash and Cash Equivalents – End of Period	$5.4	$7.4

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income and reinvested earnings for the nine and three months ended September 30, 2000 and 1999, the condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock:

As of September 30, 2000, authorized shares were 500,000 and issued and outstanding shares were 7,905. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder’s option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock:

As of September 30, 2000, authorized shares were 1,500,000, issued shares were 756,239 and outstanding shares were 755,906.

Both issues are redeemable at the Company's option for $21 per share.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

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

Note 4 - Related Party Transactions

Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc., (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for the nine months ended September 30, 2000, was approximately 9 percent of the sales price to the ultimate customer. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result of this agreement, a majority of Stokely’s sales in 2000 and going forward will be to Quaker, a related party. Current year results include net sales of $1.35 billion and $498.5 million from Stokely to QSD under the new sales and distribution agreement for the nine and three months ended September 30, 2000, respectively.

Note 5 - Current and Pending Accounting Changes

In May 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF No. 00-14, "Accounting for Certain Sales Incentives." The EITF concluded that certain coupon expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company’s net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been finalized. Earnings will not be affected by this change and operating margins will increase.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements on January 1, 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

The Company is executing a detailed implementation plan to adopt these new hedge accounting standards. The project plan includes four phases: (1) planning, (2) testing, (3) documenting, and (4) reporting. The Company has completed the first two phases, and is currently in the process of completing the remaining two phases. In the planning phase, the Company completed an initial inventory of its derivative instruments, reviewed its hedging and risk management strategies and assessed the information systems requirements for tracking the hedge effectiveness of derivative instruments. In the testing stage, the Company performed a detailed review of selected contracts and tested hedge effectiveness in certain prior periods to estimate the potential impact of this accounting change to reported earnings. For the periods tested, the impact of adopting these new standards was not material to those periods. In the third stage, the Company will ensure that the appropriate documentation is completed to support those derivative instruments qualifying for hedge accounting treatment on January 1, 2001. During the fourth phase, the Company will calculate the impact of adopting these new standards based on instruments held on January 1, 2001, and ensure that all necessary policies, procedures and systems are operating as designed.

Note 6 - Derivative Commodity Instruments

The Company actively monitors its exposure to risk from changes in commodity prices and occasionally uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. The Company’s policy is to use derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company’s best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged item. The deferral method is used to account for those instruments which effectively hedge the Company’s price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting.

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

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This report discusses the operating results of Stokely for the nine and three months ended September 30, 2000 compared with the nine and three months ended September 30, 1999. The comparisons of current and prior year net sales, and selling and distribution costs were affected by a contract with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker. Effective October 1, 1999, Stokely entered into an agreement with QSD to provide sales and distribution services for the Company in North America. Under the terms of this agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. This amount was approximately 9 percent of the sales price to the ultimate customer in the current year. Current year results included net sales of $1.35 billion and $498.5 million from Stokely to QSD for the nine and three months ended September 30, 2000, respectively.  The contract pricing in the current year also affected comparability of profits and expenses expressed as a percentage of sales.

Nine Months Ended September 30, 2000 Compared with
Nine Months Ended September 30, 1999

Operating Results

Consolidated net sales for the nine months ended September 30, 2000 (current year) grew 5 percent to $1.38 billion. In the United States, where more than 97 percent of the total current year sales were generated, volume and sales grew 14 percent and 5 percent, respectively. However, excluding the impact of contract pricing with QSD, U.S. sales would have increased 16 percent. Compared to last year, two new flavors of Gatorade Fierce, new multiple packs and new points of distribution drove Gatorade thirst quencher growth. In addition, the regional introduction of Propel fitness water, now available in about 25 percent of the United States, contributed 1 percentage point to growth.

Gross profit margin decreased to 53.0 percent in the current year compared to 54.3 percent in the first nine months of 1999. Gross margin declined as the impact of higher plastic bottle (P.E.T. resin) costs was only partly mitigated by pricing on certain package sizes. As previously discussed, the decrease also reflects the impact of the sales and distribution agreement with QSD in the current year.

Selling, general and administrative (SG&A) expenses increased 5 percent, or $21.6 million, driven by increased advertising and merchandising (A&M) expense. A&M spending increased by 24 percent, partly to support the introduction of new products, packages and flavors. Excluding A&M spending, SG&A decreased as the Company’s U.S. business did not incur selling expense in the current year due to the sales and distribution agreement with QSD. SG&A also included $0.2 million in restructuring charges related to the Company’s decision to close a leased Gatorade manufacturing facility in Puerto Rico.

Operating income decreased $6.9 million to $282.4 million in the current year, primarily due to higher A&M spending and higher plastic bottle (P.E.T. resin) costs.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Income Taxes

Net interest income of $67.8 million in the current year increased $24.8 million as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 38.5 percent and 39.5 percent as of September 30, 2000 and 1999, respectively. The decrease was partially due to reductions in the effective state tax rates compared to the first nine months of 1999.

Three Months Ended September 30, 2000 Compared with
Three Months Ended September 30, 1999

Operating Results

Consolidated net sales for the three months ended September 30, 2000 (current quarter) grew
1 percent to $507.4 million. In the United States, where more than 97 percent of the total current year sales were generated, volume and sales grew 11 percent and 2 percent, respectively. However, excluding the impact of contract pricing with QSD, U.S. sales would have increased 12 percent. Sales of new flavors and multiple packs along with new points of distribution for Gatorade thirst quencher all contributed to the strong growth in the quarter. In addition, the introduction of a new product, Propel fitness water, contributed 1 percentage point to growth.

Gross profit margin decreased to 52.8 percent in the current quarter compared to 54.9 percent in the third quarter of 1999. Gross margin declined as the impact of higher plastic bottle (P.E.T. resin) costs was only partly mitigated by pricing on certain package sizes. As previously discussed, the decrease also reflects the impact of the sales and distribution agreement with QSD in the current year.

SG&A expenses increased 1 percent, or $2.0 million, driven by increased A&M expense. A&M spending increased 17 percent partly to support the introduction of new products and packages and flavors. Excluding A&M spending, SG&A decreased as the Company’s U.S. business did not incur selling expense in the current quarter due to the sales and distribution agreement with QSD.

Operating income decreased $9.1 million to $113.6 million in the current quarter, primarily due to higher A&M spending and higher plastic bottle (P.E.T. resin) costs.

Interest and Income Taxes

Net interest income of $24.2 million in the current quarter increased $9.6 million as a result of higher average amounts due from The Quaker Oats Company. The effective tax rate was 38.6 percent and 39.4 percent as of September 30, 2000 and 1999, respectively. The decrease was partially due to reductions in the effective state tax rates compared to the third quarter of 1999.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Net cash provided by operating activities was $290.6 million and $304.4 million for the nine months ended September 30, 2000 and 1999, respectively, reflecting higher working capital, partly offset by higher net income in the current year. The increase in trade accounts receivable of $0.5 million in the current year compared to $38.6 million in the first nine months of 1999 reflects the immediate reimbursement to Stokely for QSD inventory purchases in 2000. Capital expenditures for the nine months ended September 30, 2000 and 1999, were $95.6 million and $48.9 million, respectively. Capital expenditures are expected to continue at about the current rate as the Company continues to expand its production capacity. The Company expects that its future capital expenditures and cash dividends will be financed through cash flow from operating activities.

Derivative Commodity and Financial Instruments

The Company actively monitors its exposure to risk from changes in commodity prices and occasionally uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of these instruments to manage risk is in the Company’s best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. The results of the sensitivity analyses as of September 30, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices `or rates may differ from hypothetical changes.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current and Pending Accounting Changes

In May 2000, the Emerging Issues Task Force (EITF) issued its conclusion on EITF No. 00-14, "Accounting for Certain Sales Incentives." The EITF concluded that certain coupon expenses should be reported as a reduction of sales rather than a marketing expense. The Company is currently required to adopt this change by December 2000 and restate prior periods. When adopted, the Company’s net sales will be reduced by certain sales incentives, resulting in lower net sales and a corresponding reduction in merchandising expenses. The amount of the reclassification has not been finalized. Earnings will not be affected by this change and operating margins will increase.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company will be required to adopt these statements on January 1, 2001. When adopted, volatility in reported earnings and other comprehensive income of the Company could increase.

The Company is executing a detailed implementation plan to adopt these new hedge accounting standards. The project plan includes four phases: (1) planning, (2) testing, (3) documenting, and (4) reporting. The Company has completed the first two phases, and is currently in the process of completing the remaining two phases. In the planning phase, the Company completed an initial inventory of its derivative instruments, reviewed its hedging and risk management strategies and assessed the information systems requirements for tracking the hedge effectiveness of derivative instruments. In the testing stage, the Company performed a detailed review of selected contracts and tested hedge effectiveness in certain prior periods to estimate the potential impact of this accounting change to reported earnings. For the periods tested, the impact of adopting these new standards was not material to those periods. In the third stage, the Company will ensure that the appropriate documentation is completed to support those derivative instruments qualifying for hedge accounting treatment on January 1, 2001. During the fourth phase, the Company will calculate the impact of adopting these new standards based on instruments held on January 1, 2001, and ensure that all necessary policies, procedures and systems are operating as designed.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements. The Company's results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards; customer demand; effectiveness of spending or programs, including cost-reduction and production capacity expansion projects; fluctuations in the cost and availability of supply chain resources; weather; and the ability of Quaker to execute distribution and outsourcing initiatives. In addition, capital expenditures may be affected by the amount of cash flows from operating activities; and the Company’s market risk exposures may be affected by actual changes in market prices of derivative commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on, among other things: the level of competition from its two key competitors, The Coca-Cola Co. and PepsiCo Inc.; the success of new brand introductions; the ability to obtain increasing points of availability; the projected outcome of supply chain management programs; capital spending plans; markets for key commodities, especially P.E.T. resins for plastic bottles and cardboard; and the efficiency and effectiveness of A&M programs.

PART II - OTHER INFORMATION

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 2000, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as an officer and as chief accounting officer.

                                                                                                      Stokely-Van Camp, Inc.
                                                                                                         (Registrant)

Date: November 10, 2000                                      /s/William G. Barker
                                                                       William G. Barker
                                                                                             Vice President and Corporate Controller