Form 10-K405
period 2000-12-31
STOKELY VAN CAMP INC
filed 2001-03-29
CIK 94567

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

              x  Annual Report Pursuant to Section 13 or 15(d) of
            ---- the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
                                            -----------------

                 Transition Report Pursuant to Section 13 or 15(d) of
            ---- the Securities Exchange Act of 1934

                         Commission file number 1-2944


                             Stokely-Van Camp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Indiana                                  35-0690290
--------------------------------------------------           -----------------
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization                Identification Number)

                     Quaker Tower
             P.O. Box 049001 Chicago, IL                         60604-9001
--------------------------------------------------            -----------------
       (Address of principal executive office)                   (Zip Code)

                                 (312) 222-7111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
     Title of Each Class                                  Which Registered
     -------------------                                  ----------------

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
                                           Yes x    No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Registrant had 2,989,371 shares of common stock outstanding on December 31, 2000, all of which were owned by The Quaker Oats Company. There is no trading market for the registrant's voting stock held by non-affiliates.

                                TABLE OF CONTENTS

PART I
                                                                            PAGE

           ITEM 1.         Business                                          3-4
           ITEM 2.         Properties                                          4
           ITEM 3.         Legal Proceedings                                   4
           ITEM 4.         Submission of Matters to a Vote of
                           Security-Holders                                    4


PART II

           ITEM 5.         Market for Registrant's Common Equity
                           and Related Stockholder Matters                     5
           ITEM 6.         Selected Financial Data                             5
           ITEM 7.         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations     6-9
           ITEM 7A.        Quantitative and Qualitative Disclosures about
                           Market Risk                                         9
           ITEM 8.         Financial Statements and Supplementary Data     10-21
           ITEM 9.         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure             22


PART III

           ITEM 10.        Directors and Executive Officers of the
                           Registrant                                         22
           ITEM 11.        Executive Compensation                          23-28
           ITEM 12.        Security Ownership of Certain Beneficial
                           Owners and Management                           29-30
           ITEM 13.        Certain Relationships and Related Transactions     30


PART IV

           ITEM 14.        Exhibits and Financial Statement Schedules         31


SIGNATURES                                                                    32

EXHIBIT INDEX

                                     PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENTS OF BUSINESS

On December 2, 2000, The Quaker Oats Company (Quaker), PepsiCo, Inc. (PepsiCo) and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger. Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into Quaker, with Quaker being the surviving corporation of such merger. As a result of the merger, Quaker will become a wholly-owned subsidiary of PepsiCo. Stokely-Van Camp, Inc. (together with its subsidiaries, the Company or Stokely) will therefore become an indirectly wholly-owned subsidiary of PepsiCo and Stokely stock will not be affected by the merger. The merger has been structured as a stock-for-stock tax-free reorganization and is intended to qualify as a pooling of interests business combination for accounting purposes. Completion of the merger is subject to approval by the shareholders of Quaker and PepsiCo, receipt of certain regulatory approvals, and satisfaction of other closing conditions provided in the merger agreement.

DESCRIPTION OF BUSINESS

Stokely has been a wholly-owned subsidiary of Quaker since 1983. The Company primarily manufactures beverage products. Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. Therefore, a majority of Stokely's sales are to Quaker, a related party. Results in 2000 and 1999 included sales of $1.55 billion and $171.4 million, respectively, from the Company to Quaker under the sales and distribution agreement. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. Refer to "Note 3, Related Party Transactions," found under Item 8 of this Form 10-K, for further information.

Stokely's business is primarily composed of the Gatorade thirst quencher business in the United States. Gatorade thirst quencher is a beverage specifically developed to quench thirst during periods of physical activity. Gatorade thirst quencher is marketed through retail grocery stores, convenience stores, food service distributors, warehouse clubs and wholesalers, and is also sold directly to athletic, institutional and industrial users. This product is distributed nationally and internationally and is primarily sold through QSD. The supply of raw materials for Gatorade thirst quencher has been adequate and continuous. The Company's sales are seasonal, with more than 65 percent of sales occurring in the second and third quarters, during the spring and summer beverage season.

EXPORT SALES

Export sales in 2000, 1999 and 1998 were $21.5 million, $31.3 million and $30.2 million, respectively.

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

COMPETITION

Stokely's beverage business is highly competitive. The Company's two key competitors are The Coca-Cola Company and PepsiCo, Inc. The principal competitive factors affecting sales include quality, price, brand image created by advertising, distribution effectiveness and product availability.

EMPLOYEES

The total number of Stokely employees as of December 31, 2000, was 1,633.

ENTERPRISE AND GEOGRAPHIC DATA


Dollars in Millions                                         Net Sales                                      Long-lived Assets
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                         2000             1999          1998                2000           1999          1998
------------------------------------------------------------------------------------------------------------------------------------
U.S. Beverages(a)                          $ 1,546.5        $ 1,461.5     $ 1,310.0             $ 415.5        $ 325.0       $ 263.8
Foreign                                         33.9             33.1          37.9                 1.7            1.8           1.6
------------------------------------------------------------------------------------------------------------------------------------
Total Consolidated                         $ 1,580.4        $ 1,494.6     $ 1,347.9             $ 417.2        $ 326.8       $ 265.4
====================================================================================================================================


(a) Includes sales to Quaker, a related party, of $1.55 billion, $180.1 million and $3.2 million in 2000, 1999 and 1998, respectively.


ITEM 2.   PROPERTIES

The Company owns and operates eight manufacturing plants located in seven states. The Company closed its leased manufacturing facility in Puerto Rico during 2000. In conjunction with the Company's capacity expansion plans, the new Indianapolis, Indiana manufacturing facility was completed and began operating in 2000. This new plant is intended to replace the older Indianapolis, Indiana plant which is currently still in operation. Management believes that owned and leased manufacturing and office space is suitable and adequate for the business and that production capacity is appropriately utilized. Sales and distribution services are provided by QSD, which owns or leases distribution centers and sales offices.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or environmental clean-up actions that it believes will have a material adverse effect on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under Item 10 of this Form 10-K, listing the executive officers of the registrant, is incorporated herein by reference.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Since October 31, 1983, all outstanding shares of the Company's common stock have been held by Quaker. The stock is not listed on any stock exchange or traded on any market. The Company did not pay any dividends on its common stock in 2000, 1999 or 1998.

ITEM 6.   SELECTED FINANCIAL DATA

Dollars in Millions
---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                   2000(a)           1999             1998             1997(b)        1996
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $  1,580.4        $  1,494.6       $  1,347.9       $  1,188.4      $ 1,090.5
Cost of goods sold                                  $    764.6        $    707.9       $    634.5       $    566.1      $   540.7
Income before income taxes                          $    379.0        $    335.0       $    271.6       $    222.4      $   211.9
Provision for income taxes                          $    144.3        $    132.1       $    107.2       $     91.3      $    87.0
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                          $    234.7        $    202.9       $    164.4       $    131.1      $   124.9
=================================================================================================================================


Dollars in Millions
----------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                      2000              1999             1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Property - net                                     $   417.2         $   326.8        $   265.4        $   242.2         $   188.8
Total assets                                       $ 1,792.0         $ 1,554.3        $ 1,359.2        $ 1,148.6         $ 1,013.6
Long-term debt                                     $     1.7         $     1.9        $     1.4        $     1.5         $     0.3
Redeemable preference and preferred stock          $    15.3         $    15.3        $    15.3        $    15.3         $    15.3
==================================================================================================================================


(a) 2000 results include $0.2 million of pretax restructuring charges to close a leased manufacturing facility in Puerto Rico.
(b) 1997 results include $3.1 million of pretax restructuring charges for a U.S. Gatorade manufacturing reconfiguration.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report discusses the operating results and financial condition of the Company for the years ended December 31, 2000, 1999 and 1998. The comparisons of net sales, and selling and distribution costs were affected by a contract with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker. Effective October 1, 1999, Stokely entered into an agreement with QSD to provide sales and distribution services for the Company in North America. Under the terms of this agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. This amount was approximately 9 percent and 11 percent of the sales price to the ultimate customer in 2000 and 1999, respectively. Results in 2000 included net sales of $1.55 billion from Stokely to QSD. The contract pricing in the current year also affected comparability of profits and expenses expressed as a percentage of sales.

2000 COMPARED WITH 1999

OPERATING RESULTS

Consolidated net sales for 2000 were $1.58 billion, an increase of 6 percent from 1999, primarily driven by higher U.S. net sales. In the United States, where more than 97 percent of the total net sales were generated, volume and net sales increased 14 percent and 6 percent, respectively. However, excluding the impact of contract pricing with QSD, U.S. sales would have increased 15 percent. Compared to last year, two new flavors of Gatorade Fierce, new multiple packs and new points of distribution drove Gatorade thirst quencher growth in 2000. Price increases accounted for approximately 3 percentage points of sales growth. In addition, the regional introduction of Propel fitness water, now available in about 25 percent of the United States, contributed 1 percentage point to sales growth.

Consolidated gross profit margin was 51.6 percent in 2000 compared to 52.6 percent in 1999. Gross margin declined as the impact of higher plastic bottle (P.E.T. resin) costs was only partly mitigated by pricing on certain package sizes. As previously discussed, the decrease also reflects the impact of the sales and distribution agreement with QSD, which was in effect for the full year in 2000 and the fourth quarter in 1999.

Selling, general and administrative (SG&A) expenses increased $15.4 million, or 3 percent, driven by increased advertising and merchandising (A&M) expense. A&M spending increased by 20 percent, to 28.2 percent of net sales in 2000 from 24.9 percent of net sales in 1999, partly to support the introductions of new products, packages and flavors. Excluding A&M spending, SG&A expenses decreased as the Company's U.S. business did not incur selling expense in the current year due to the sales and distribution agreement with QSD.

INTEREST AND INCOME TAXES

Net interest income of $93.0 million increased $30.3 million compared to 1999 as a result of higher average amounts due from Quaker. See Note 3 to the consolidated financial statements for further discussion of the Company's investing and borrowing agreement with Quaker.

The effective tax rate was 38.1 percent and 39.4 percent in 2000 and 1999, respectively. The decrease was partially due to reductions in the effective state tax rates compared to 1999.

1999 COMPARED WITH 1998

OPERATING RESULTS

Consolidated net sales for 1999 were $1.49 billion, an increase of 11 percent from 1998, primarily driven by higher U.S. net sales. U.S. Gatorade net sales comprised more than 97 percent of total 1999 net sales. Gatorade thirst quencher volume and net sales in the United States increased 16 percent and 12 percent, respectively, driven by new flavors, such as Gatorade Fierce, and new packaging, such as a redesigned sports bottle and a 20-ounce wide-mouth bottle. U.S. Gatorade continued to grow through expanded distribution and availability outside traditional retail channels. With the exception of the contract pricing to QSD in the fourth quarter of 1999, price changes did not significantly affect the comparison of 1999 and 1998 net sales. 1999 results included net sales of $171.4 million from Stokely to Quaker under the sales and distribution agreement with QSD.

Consolidated gross profit margin was 52.6 percent in 1999 compared to 52.9 percent in 1998. SG&A expenses increased 4 percent to $514.4 million, driven by a 12 percent increase in A&M expenses to support growth in the Gatorade business. A&M expenses were 24.9 percent and 24.7 percent of net sales in 1999 and 1998, respectively.

INTEREST AND INCOME TAXES

Net interest income of $62.7 million increased $11.6 million from 1998 as a result of higher average amounts due from Quaker.

The effective tax rate was 39.4 percent and 39.5 percent in 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $256.3 million, $277.1 million and $196.6 million for 2000, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 2000 reflects an increase in working capital. The increase in cash flows provided by operating activities in 1999 and 1998 was primarily due to increased net income. In 1999, trade accounts receivable decreased $30.9 million which resulted from the collection of customer accounts and the immediate reimbursement to Stokely associated with QSD inventory purchases. Capital expenditures were $134.3 million, $101.5 million and $54.1 million for 2000, 1999 and 1998, respectively. During 2000, the Company completed construction of a new Gatorade manufacturing facility in Indianapolis, Indiana and continued to expand its production capacity. During 1999, the Company shortened the useful lives on the assets planned to be replaced in conjunction with the expanded production capacity. The Company expects capital expenditures and cash dividends to be financed through cash flows from operating activities.

The current Standard and Poor's rating on the Company's preferred stock is BBB.

DERIVATIVE COMMODITY INSTRUMENTS

The Company actively monitors its exposure to risk from changes in commodity prices and occasionally uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. The Company's policy is to use derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company's best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices. Based on the results of the sensitivity analysis, the estimated quarter-end market risk exposure on an average, high and low basis was $0.3 million, $0.6 million and zero, respectively, during 2000 and $0.3 million, $0.8 million and zero, respectively, during 1999. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

CURRENT AND PENDING ACCOUNTING CHANGES

In 2000, the Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of SG&A expenses. In January 2001, the EITF issued No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue. EITF No. 00-14, "Accounting for Certain Sales Incentives," was issued in May 2000 and subsequently amended in November 2000. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of revenue. The Company is required to adopt EITF No. 00-22 and No. 00-14 for the first quarter ending March 31, 2001, and the second quarter ending June 30, 2001, respectively. The Company expects the adoptions of EITF No. 00-22 and No. 00-14 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of these changes has not been finalized. The Company expects that these reclassifications may result in up to a $12 million reduction in net sales and a corresponding decrease in SG&A expenses in each of the three years ended December 31, 2000, 1999 and 1998. In each of these three years, this reduction is expected to lower net sales by approximately 1 percent. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

The Company completed its detailed implementation plan to adopt these new hedge accounting standards. The Company adopted these new standards on January 1, 2001, and will record the effect of the transition to these new accounting requirements in the results for the first quarter of 2001. The effect of adopting these accounting changes will not be material to the Company's results of operations. Once adopted, these new standards could increase volatility in reported earnings and other comprehensive income of the Company.

YEAR 2000

Stokely, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's business. Quaker spent approximately $12 million, primarily in 1999, to address issues with the year 2000 date change, of which a ratable portion was allocated to Stokely. The Company did not experience business disruption or incur significant expenses in 2000 related to the date change.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements.

The Company's results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations (including changes in governmental interpretations of regulations and changes in accounting standards); customer and consumer demand (including customer and consumer responses to marketing); effectiveness of spending, investments or programs (including cost-reduction and production capacity expansion projects); changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; weather; the ability of Quaker to execute manufacturing, distribution and outsourcing initiatives and plant consolidations; and costs related to Quaker's proposed merger with PepsiCo, Inc. In addition, capital expenditures may be affected by the amount of cash flow from operating activities; and the Company's market risk exposures may be affected by actual changes in market prices of derivative commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses.

The forward-looking statements concerning the Company's proposed merger with PepsiCo are subject to a number of factors, including: the inability to obtain, or meet conditions imposed for, regulatory or governmental approvals; customary closing conditions; and failure of the Company's or PepsiCo's shareholders to approve the merger and related matters.

Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

Continued growth in sales, earnings and cash flows from the Gatorade thirst quencher operations is dependent on, among other things: the level of competition from its two key competitors, The Coca-Cola Co. and PepsiCo, Inc.; the ability to obtain increasing points of availability; the projected outcome of supply chain management programs; capital spending plans; markets for key commodities, especially P.E.T. resins and cardboard; and the efficiency and effectiveness of A&M programs.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk information set forth under the caption "Derivative Commodity Instruments," found under Item 7 of this Form 10-K, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME,
                  REINVESTED EARNINGS AND COMPREHENSIVE INCOME

Dollars in Millions
------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                        2000             1999              1998
------------------------------------------------------------------------------------------------------------------------
Net sales                                                                 $ 1,580.4       $  1,494.6        $  1,347.9
Cost of goods sold                                                            764.6            707.9             634.5
------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                  815.8            786.7             713.4

Selling, general and administrative expenses                                  529.8            514.4             492.9
Interest income -- net                                                        (93.0)           (62.7)            (51.1)
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                    379.0            335.0             271.6
Provision for income taxes                                                    144.3            132.1             107.2
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    234.7            202.9             164.4
========================================================================================================================

Dividends on preference and preferred stock                                    (0.8)            (0.8)             (0.8)
Reinvested Earnings -- Beginning Balance                                    1,307.8          1,105.7             942.1
------------------------------------------------------------------------------------------------------------------------
Reinvested Earnings -- Ending Balance                                     $ 1,541.7       $  1,307.8        $  1,105.7
========================================================================================================================

Comprehensive Income:
Net Income                                                                $   234.7       $    202.9        $    164.4
Other Comprehensive Income:
   Foreign currency translation adjustments                                    (0.3)            (0.5)               --
-----------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                $   234.4       $    202.4        $    164.4
========================================================================================================================

        See accompanying notes to the consolidated financial statements.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                               2000         1999          1998
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                                     $  234.7      $ 202.9      $  164.4
   Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                              38.8         30.2          25.2
            Deferred income taxes                                                      5.6         (1.4)         (3.6)
            Loss on disposition of property and equipment                              3.8          3.8           3.0
            Decrease (increase) in trade accounts receivable                           0.6         30.9          (7.6)
            (Increase) decrease in inventories                                       (15.4)         1.2         (22.3)
            (Increase) decrease in other current assets                              (14.0)        14.3          (4.9)
            (Decrease) increase in trade accounts payable                             (3.2)        22.3           4.1
            Increase (decrease) in income taxes payable                                0.4        (27.1)         22.7
            (Decrease) increase in other current liabilities                          (2.9)        (4.3)         24.4
            Other items                                                                7.9          4.3          (8.8)
----------------------------------------------------------------------------------------------------------------------
               Net Cash Provided by Operating Activities                             256.3        277.1         196.6
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment                                       (134.3)      (101.5)        (54.1)
   Proceeds on the sale of property and equipment                                      1.3          1.1           0.9
----------------------------------------------------------------------------------------------------------------------
               Net Cash Used in Investing Activities                                (133.0)      (100.4)        (53.2)
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Change in amount Due from The Quaker Oats Company                                (122.8)      (179.6)       (143.5)
   Cash dividends                                                                     (0.8)        (0.8)         (0.8)
   Proceeds from long-term debt                                                        0.9          1.1            --
   Reduction of long-term debt                                                        (0.6)        (0.5)         (0.1)
----------------------------------------------------------------------------------------------------------------------
               Net Cash Used in Financing Activities                                (123.3)      (179.8)       (144.4)
----------------------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                               --         (3.1)         (1.0)
Cash and Cash Equivalents -- Beginning of Period                                       3.2          6.3           7.3
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents -- End of Period                                        $    3.2      $   3.2      $    6.3
======================================================================================================================

        See accompanying notes to the consolidated financial statements.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in Millions
------------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                                                           2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
------
Current Assets:
  Cash and cash equivalents                                                                           $       3.2       $       3.2
  Due from The Quaker Oats Company                                                                        1,226.4           1,103.6
  Trade accounts receivable -- net of allowance of $0.3 in 2000 and 1999                                      4.8               5.4
  Inventories:
     Finished goods                                                                                          56.3              39.6
     Materials and supplies                                                                                  14.9              16.2
------------------------------------------------------------------------------------------------------------------------------------
       Total Inventories                                                                                     71.2              55.8

  Other current assets                                                                                       60.2              46.2
------------------------------------------------------------------------------------------------------------------------------------
       Total Current Assets                                                                               1,365.8           1,214.2

Property, Plant and Equipment
  Land                                                                                                       15.7              15.4
  Buildings and improvements                                                                                148.7             112.5
  Machinery and equipment                                                                                   402.5             318.4
------------------------------------------------------------------------------------------------------------------------------------
  Property, plant and equipment                                                                             566.9             446.3
  Less: accumulated depreciation                                                                            149.7             119.5
------------------------------------------------------------------------------------------------------------------------------------
     Property -- Net                                                                                        417.2             326.8

Other Assets                                                                                                  9.0              13.3
------------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                                   $   1,792.0       $   1,554.3
====================================================================================================================================
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Trade accounts payable                                                                              $      41.6       $      44.8
  Accrued payroll, benefits and bonus                                                                        13.1              13.4
  Accrued advertising and merchandising                                                                      26.5              28.5
  Income taxes payable                                                                                       16.6              16.2
  Other current liabilities                                                                                  23.7              23.8
------------------------------------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                                            121.5             126.7

Long-term Debt                                                                                                1.7               1.9
Other Liabilities                                                                                            53.4              49.5
Deferred Income Taxes                                                                                         7.8               2.2

Redeemable Preference and Preferred Stock                                                                    15.3              15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares; issued 3,591,381 shares                           3.6               3.6
  Additional paid-in capital                                                                                 68.7              68.7
  Reinvested earnings                                                                                     1,541.7           1,307.8
  Cumulative translation adjustments                                                                         (0.8)             (0.5)
  Treasury common stock, at cost, 602,010 shares                                                            (20.9)            (20.9)
------------------------------------------------------------------------------------------------------------------------------------
       Total Common Shareholders' Equity                                                                  1,592.3           1,358.7
------------------------------------------------------------------------------------------------------------------------------------
           Total Liabilities and Shareholders' Equity                                                 $   1,792.0       $   1,554.3
====================================================================================================================================

        See accompanying notes to the consolidated financial statements.

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

The deferral method is used to account for those instruments that effectively hedge the Company's price exposures. For hedges of anticipated transactions, the significant characteristics and terms of the anticipated transaction must be identified, and the transaction must be probable of occurring to qualify for deferral method accounting. Under the deferral method, gains and losses on derivative instruments are deferred in the consolidated balance sheets as a component of other current assets (if a loss) or other accrued liabilities (if a gain) until the underlying inventory being hedged is sold. As the hedged inventory is sold, the deferred gains and losses are recognized in the consolidated statements of income as a component of cost of goods sold. Derivative instruments that do not meet the above criteria required for deferral treatment are accounted for under the fair value method, with gains and losses recognized currently in the consolidated statements of income as a component of cost of goods sold.

INVENTORIES

Inventories are valued at the lower of cost or market and include the cost of raw materials, labor and overhead.

PROPERTY AND DEPRECIATION

Property, plant and equipment are carried at cost and depreciated primarily on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 40 years for buildings and improvements and from three to 12 years for machinery and equipment.

REVENUE

In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes sales to QSD and to unaffiliated customers consistent with their respective customer terms. During 2000, 98 percent of the Company's sales were to QSD, a related party.

ADVERTISING AND MERCHANDISING EXPENSES

In accordance with Statement of Position No. 93-7, "Reporting on Advertising Costs," the Company expenses all advertising expenditures as incurred except for production costs which are deferred and expensed when advertisements run for the first time. The amount of production costs deferred and included in the consolidated balance sheets as of December 31, 2000 and 1999, was $11.6 million and $5.8 million, respectively. Merchandising expenses include the costs of trade promotions, in-store displays, product sampling, contests and certain other expenses to support consumer promotions, often in conjunction with customers. The Company expenses merchandising costs as incurred.

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

CURRENT AND PENDING ACCOUNTING CHANGES

In 2000, the Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of SG&A expenses. In January 2001, the EITF issued No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue. EITF No. 00-14, "Accounting for Certain Sales Incentives," was issued in May 2000 and subsequently amended in November 2000. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of revenue. The Company is required to adopt EITF No. 00-22 and No. 00-14 for the first quarter ending March 31, 2001, and the second quarter ending June 30, 2001, respectively. The Company expects the adoptions of EITF No. 00-22 and No. 00-14 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of these changes has not been finalized. The Company expects that these reclassifications may result in up to a $12 million reduction in net sales and a corresponding decrease in SG&A expenses in each of the three years ended December 31, 2000, 1999 and 1998. In each of these three years, this reduction is expected to lower net sales by approximately 1 percent. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activity," to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

The Company completed its detailed implementation plan to adopt these new hedge accounting standards. The Company adopted these new standards on January 1, 2001, and will record the effect of the transition to these new accounting requirements in the results for the first quarter of 2001. The effect of adopting these accounting changes will not be material to the Company's results of operations. Once adopted, these new standards could increase volatility in reported earnings and other comprehensive income of the Company.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2
PROPOSED MERGER WITH PEPSICO

On December 2, 2000, Quaker, PepsiCo, Inc. and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger. Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into Quaker, with Quaker being the surviving corporation of such merger. As a result of the merger, Quaker will become a wholly-owned subsidiary of PepsiCo. Stokely will therefore become an indirectly wholly-owned subsidiary of PepsiCo and Stokely stock will not be affected by the merger. The merger has been structured as a stock-for-stock tax-free reorganization and is intended to qualify as a pooling of interests business combination for accounting purposes. Completion of the merger is subject to approval by the shareholders of Quaker and PepsiCo, receipt of certain regulatory approvals, and satisfaction of other closing conditions provided in the merger agreement.

For more information regarding this transaction, see the caption "Change in Control Arrangements" found under Part III of this Form 10-K.


NOTE 3
RELATED PARTY TRANSACTIONS

The Company, through its parent company, Quaker, conducts the majority of its operations as an integrated component of Quaker's U.S. and Canadian Beverages business. Certain liabilities and expenses are commingled and are charged or allocated to Stokely from Quaker. With the exception of cost of sales, A&M expenses, and salaries and certain direct expenses for Stokely employees, the majority of operating, general and administrative expenses are allocated from Quaker to Stokely. Stokely reimburses Quaker and its affiliates for services provided for its benefit. QSD, a wholly-owned subsidiary of Quaker, provides sales and distribution services to the Company. QSD reimburses Stokely for inventory purchased. Quaker's international foods and beverages businesses are licensed to sell Gatorade thirst quencher in international markets. In exchange for these licensing rights, Quaker pays the Company a royalty. The following summarizes the significant related party transactions other than those described elsewhere in the consolidated financial statements:

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

SHARED OPERATING EXPENSES

Quaker's U.S. and Canadian Beverages business allocated to Stokely a ratable portion of shared operating expenses, including certain other marketing expenses, product research and general and administrative services. These expenses are allocated to Stokely on a basis which approximates actual services provided, as determined by various measures. For the nine months ended September 30, 1999, and the twelve months ended December 31, 1998, Quaker also allocated a ratable portion of expenses for the sales force and brokers. Subsequent to September 30, 1999, QSD was contracted to sell and distribute inventory for the Company in North America.

SALES AND DISTRIBUTION AGREEMENT

Effective October 1, 1999, Stokely entered into an agreement with QSD, a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for 2000 was approximately 9 percent of the sales price to the ultimate customer. 2000 results include sales of $1.55 billion from Stokely to QSD under this agreement. The agreement was automatically renewed for the year 2000 and is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result, a majority of Stokely's sales are to Quaker, a related party.

INTERNATIONAL LICENSING AGREEMENTS

Stokely has entered into a number of licensing agreements allowing the international affiliates of Quaker to manufacture and sell certain beverage products in return for payment of licensing fees. Fees received under these agreements were $10.6 million, $9.8 million and $7.5 million in 2000, 1999 and 1998, respectively.

INVESTING AND BORROWING ARRANGEMENT

The Company has an investing and borrowing arrangement under which it loans its available cash to Quaker or borrows its short-term cash requirements from Quaker. Funds collected from operations which are remitted to Quaker increase the amount due from Quaker; conversely, operating expenses paid by Quaker reduce the receivable from Quaker or may result in a payable to Quaker. This arrangement currently provides for an interest rate based on the six-month LIBOR (London Interbank Offered Rate) plus 0.425 percentage points. The Company may, at any time, demand repayment of all or any part of the amount due from Quaker. There were no bank lines of credit as of December 31, 2000 or 1999.


NOTE 4
LONG-TERM DEBT

Dollars in Millions
------------------------------------------------------------------------------------------
As of December 31,                                        2000                   1999
------------------------------------------------------------------------------------------
Capital Lease Obligations                                $ 2.8                  $ 2.5
Less: Current maturities                                   1.1                    0.6
------------------------------------------------------------------------------------------
Long-term Debt                                           $ 1.7                  $ 1.9
==========================================================================================

Aggregate required payments for long-term debt maturing over the next five years are as follows:

Dollars in Millions                 2001     2002      2003      2004     2005     Thereafter    Total
--------------------------------------------------------------------------------------------------------
Total Payments                     $ 1.1    $ 0.9     $ 0.3     $ 0.3    $ 0.1          $ 0.1    $ 2.8
========================================================================================================

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

The Company primarily hedges purchases of corn sweetener. Approximately two percent of cost of goods sold in 2000 was in commodities that may be hedged. The Company's strategy is to hedge certain production requirements for various periods, typically up to 12 months. As of December 31, 2000, approximately 24 percent of 2001 hedgeable production requirements were hedged. The fair value of commodity instruments outstanding as of December 31, 2000 and 1999, based on quotes from brokers, was a net unrealized (gain) loss of $(0.2) million and $0.1 million, respectively. Realized net (gains) losses charged to cost of goods sold were $(0.1) million, $0.1 million and $1.0 million in 2000, 1999 and 1998, respectively.

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

The Company has three series of preferred stock: voting 5% Cumulative Convertible Second Preferred Stock; non-voting 5% Cumulative Prior Preference Stock; and Serial Preferred Stock. The voting 5% Cumulative Convertible Second Preferred Stock is convertible at the holder's option, on a share for share basis, into the non-voting 5% Cumulative Prior Preference Stock. As of December 31, 2000, authorized shares were 500,000 and issued and outstanding shares were 7,355 for the 5% Cumulative Convertible Second Preferred Stock. As of December 31, 2000, 1,500,000 shares were authorized, 756,789 shares were issued, 756,456 shares were outstanding and 7,355 shares were reserved for conversion for the 5% Cumulative Prior Preference Stock. Both issues are redeemable at the Company's option for $21 per share. No Serial Preferred Stock has been issued, although 500,000 shares are authorized.

The following chart summarizes the changes in the outstanding preference and preferred stock balances:

                                                                                    5% Cumulative
                                                       5% Cumulative             Convertible Second
                                                  Prior Preference Stock           Preferred Stock
                                                       $20 Par Value                $20 Par Value
---------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                           753,411                      10,400
Shares Converted                                            1,269                      (1,269)
---------------------------------------------------------------------------------------------------
Balance as of December 31, 1998                           754,680                       9,131
Shares Converted                                              926                        (926)
---------------------------------------------------------------------------------------------------
Balance as of December 31, 1999                           755,606                       8,205
Shares Converted                                              850                        (850)
---------------------------------------------------------------------------------------------------
Balance as of December 31, 2000                           756,456                       7,355
===================================================================================================

NOTE 7
PENSION AND POSTRETIREMENT PLANS

Pension benefits for salaried and hourly employees assigned to the Company are provided by the Quaker Retirement Plan (Plan). Plan benefits are based on compensation paid to employees and their years of service. Quaker's policy is to make contributions to the Plan within the maximum amount deductible for Federal income tax purposes. Plan assets consist primarily of equity securities and government, corporate and other fixed-income obligations. Consistent with arrangements described in Note 3, the Company was allocated pension (income) expense of approximately $(5.1) million, $(0.3) million and $0.8 million in 2000, 1999 and 1998, respectively. The Company's allocated accrued pension liability was approximately $4.4 million and $9.6 million as of December 31, 2000 and 1999, respectively.

Quaker provides certain health care and life insurance benefits to substantially all retired U.S. employees and certain retired foreign employees who meet service-related eligibility requirements. Consistent with arrangements described in Note 3, the Company is allocated a portion of these costs incurred by Quaker. The Company was allocated postretirement benefit expense of $3.9 million, $3.9 million and $5.4 million in 2000, 1999 and 1998, respectively. The Company's allocated unfunded accrued postretirement benefit liability was $40.8 million and $39.2 million as of December 31, 2000 and 1999, respectively.


NOTE 8
SUPPLEMENTAL CASH FLOW INFORMATION

Dollars in Millions
----------------------------------------------------------------------------------------------
Year Ended December 31,                                 2000           1999         1998
----------------------------------------------------------------------------------------------
Cash Activity:
   Interest Paid                                      $    --        $   --       $  0.1
   Income Taxes Paid                                  $ 138.9        $ 88.8       $ 83.9
==============================================================================================

NOTE 9
LEASES AND OTHER COMMITMENTS

Certain operating properties are rented under non-cancelable operating leases. Total rental expense under operating leases was $3.6 million, $5.8 million and $5.2 million in 2000, 1999 and 1998, respectively. Future minimum annual rentals on non-cancelable operating leases, primarily for storage space used by manufacturing plants and corporate administrative offices, are as follows:


Dollars in Millions                2001      2002      2003      2004      2005      Thereafter    Total
-----------------------------------------------------------------------------------------------------------
Total Payments                    $ 3.1     $ 2.8     $ 1.7     $ 1.7     $ 1.4          $ 11.9   $ 22.6
===========================================================================================================

The Company enters into executory contracts to obtain inventory and promote various products. As of December 31, 2000, future commitments under these contracts amounted to $549.1 million.

NOTE 10
INCOME TAXES

The Company uses an asset and liability approach to financial accounting and reporting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."


Provisions for income taxes were as follows:

Dollars in Millions
---------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                  2000          1999          1998
---------------------------------------------------------------------------------------------------------
Currently payable:
  Federal                                                             $ 124.1       $  87.4       $  99.5
  Foreign                                                                  --           0.1           0.2
  State                                                                  15.8          16.8          17.7
---------------------------------------------------------------------------------------------------------
Total currently payable                                                 139.9         104.3         117.4
---------------------------------------------------------------------------------------------------------
Deferred - net:
  Federal                                                                 4.1          27.7          (8.5)
  Foreign                                                                 0.1           0.1          (0.1)
  State                                                                   0.2            --          (1.6)
---------------------------------------------------------------------------------------------------------
Total deferred - net                                                      4.4          27.8         (10.2)
---------------------------------------------------------------------------------------------------------
Provision for income taxes                                            $ 144.3       $ 132.1       $ 107.2
---------------------------------------------------------------------------------------------------------

The components of the deferred income tax provision (benefit) were as follows:

Dollars in Millions
---------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                  2000          1999          1998
---------------------------------------------------------------------------------------------------------
Accelerated tax depreciation                                          $  (0.3)      $   5.8       $  (0.7)
Postretirement benefits                                                  (0.1)         (0.6)         (1.7)
Accrued expenses                                                          2.0          21.0          (6.1)
Other                                                                     2.8           1.6          (1.7)
---------------------------------------------------------------------------------------------------------
Deferred income tax provision (benefit)                               $   4.4        $ 27.8       $ (10.2)
---------------------------------------------------------------------------------------------------------

The sources of pretax income were as follows:

Dollars in Millions
---------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                  2000          1999          1998
---------------------------------------------------------------------------------------------------------
U.S. sources                                                          $ 379.5       $ 336.2       $ 268.5
Foreign sources                                                          (0.5)         (1.2)          3.1
---------------------------------------------------------------------------------------------------------
Income before income taxes                                            $ 379.0       $ 335.0       $ 271.6
=========================================================================================================

Reconciliations of the statutory Federal income tax rates to the effective income tax rates were as follows:

Dollars in Millions
----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                              2000                           1999                        1998
----------------------------------------------------------------------------------------------------------------------------
                                                            % of                          % of                         % of
                                                            Pretax                        Pretax                      Pretax
                                             Amount         Income          Amount        Income          Amount      Income
                                           -----------------------        ----------------------        --------------------
Tax provision based on the
    Federal statutory rate                 $ 132.6            35.0%       $ 117.3          35.0%         $  95.1        35.0%
State and local income tax provision -
    net of Federal income tax benefit         10.4             2.7           10.9           3.2             10.5         3.9
Other                                          1.3             0.4            3.9           1.2              1.6         0.6
----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                 $ 144.3            38.1%       $ 132.1          39.4%         $ 107.2        39.5%
============================================================================================================================

Deferred tax assets and deferred tax liabilities were as follows:


Dollars in Millions
--------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                    2000                              1999
--------------------------------------------------------------------------------------------------------------------------
                                                             Deferred      Deferred Tax         Deferred      Deferred Tax
                                                           Tax Assets       Liabilities       Tax Assets       Liabilities
                                                   ------------------------------------- ----------------------------------
Depreciation and amortization                                  $  5.2            $ 23.8           $  9.1            $ 30.4
Postretirement benefits                                          16.3                --             15.7                --
Other benefit plans                                               2.8                --              7.8                --
Accrued expenses                                                  6.4               2.6              8.8               2.5
Other                                                             1.0                --              1.1               0.1
---------------------------------------------------------------------------------------------------------------------------
   Total                                                       $ 31.7            $ 26.4           $ 42.5            $ 33.0
===========================================================================================================================


NOTE 11
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



Dollars in Millions
----------------------------------------------------------------------------------------------------------------------------------
                                                   First               Second                    Third                   Fourth
2000                                             Quarter              Quarter                  Quarter                  Quarter
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $  299.1             $  570.2                $   507.4                $   203.7
Cost of goods sold                                 148.2                259.7                    239.3                    117.4
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                    $  150.9             $  310.5                $   268.1                $    86.3
----------------------------------------------------------------------------------------------------------------------------------
Net income                                      $   39.8             $   90.8                $    84.6                $    19.5
=================================================================================================================================

Dollars in Millions
----------------------------------------------------------------------------------------------------------------------------------
                                                   First               Second                    Third                   Fourth
1999                                             Quarter              Quarter                  Quarter                  Quarter
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $  270.0             $  544.5                $   500.9                $   179.2
Cost of goods sold                                 132.1                242.8                    225.7                    107.3
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                    $  137.9             $  301.7                $   275.2                $    71.9
----------------------------------------------------------------------------------------------------------------------------------
Net income                                      $   27.3             $   90.7                $    83.2                $     1.7
==================================================================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Stokely-Van Camp, Inc.:

We have audited the accompanying consolidated balance sheets of Stokely-Van Camp, Inc. (an Indiana corporation and subsidiary of The Quaker Oats Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, reinvested earnings and comprehensive income and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stokely-Van Camp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule X is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Chicago, Illinois
January 30, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors and executive officers of Stokely-Van Camp, Inc. as of March 1, 2001.

         Name            Principal Occupation                        Age
         ----            --------------------                        ---

Susan D. Wellington      Vice President and President - U.S.          42
                         Beverages of Quaker and
                         Director, Chief Executive Officer and
                         President of Stokely-Van Camp, Inc.

John G. Jartz            Senior Vice President - General Counsel,     47
                         Business Development and
                         Corporate Secretary of Quaker
                         and Director, Vice President and
                         Secretary of Stokely-Van Camp,
                         Inc.

Thomas L. Gettings       Vice President - Treasurer and Tax of        44
                         Quaker and Stokely-Van Camp, Inc.
                         and Director of Stokely-Van Camp, Inc.

William G. Barker        Vice President and Corporate Controller      42
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

ITEM 11. EXECUTIVE COMPENSATION

The following table details annual and long-term compensation paid to Susan D. Wellington, the Company's Chief Executive Officer and President, during 2000. Information is provided for the last three fiscal years that Ms. Wellington served as an executive officer of the Company. No other executive officers of the Company were paid in excess of $100,000 in salary and bonus relative to their services for the Company. Directors do not receive any compensation for their service as directors of the Company.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                           Long-term Compensation
                        ---------------------------------------------------       --------------------------
                                                                  Other           Restricted      Securities         All
                                                                  Annual            Stock         Underlying        Other
Name and Principal      Fiscal      Position      Bonus        Compensation         Awards         Options       Compensation
   Position              Year         ($)         ($)(a)           ($)              ($)(b)          (#)(c)          ($)(d)
-----------------       ------     ---------      ------       ------------       ----------      ----------     ------------
Susan D. Wellington      2000      $ 289,670    $ 479,660        $ 1,358          $   66,292        136,200        $ 188,953
Chief Executive          1999      $ 264,000    $ 397,700        $ 1,007          $   49,716         25,000        $ 148,058
Officer and President    1998      $ 234,014    $ 342,900        $    --          $  287,656         21,000        $  65,276

(a) Amounts include the cash awards that have been paid under the Executive or Management Incentive Bonus Plan based on Quaker's financial performance and Ms. Wellington's personal performance for each fiscal year.

(b) Restricted stock awards values reflect the fair market value of Quaker's common stock on the date of each grant. Dividends on restricted shares are paid on an ongoing basis at the same rate as paid to all shareholders of Quaker common stock. The number and value of currently restricted shares held by Ms. Wellington were 6,256 and $609,178, respectively, as of December 31, 2000.

(c) All stock option awards were granted with an exercise price equal to the fair market value of Quaker's common stock on the date of grant.

(d) Amounts shown are the total value of the stock allocations to Ms. Wellington's stock employee ownership accounts and cash awards to Ms. Wellington based on earnings in excess of the Internal Revenue Code limits on the amount of earnings deemed eligible for purposes of the annual stock allocations made directly under The Quaker 401(k) Plan for Salaried Employees.

The following table contains information covering the grant of stock options to Ms. Wellington during fiscal year 2000. The exercise price for all options granted is equal to the fair market value of Quaker's common stock on the date of grant. These options are subject to change in control provisions which are generally described under "Termination and Change in Control Benefits" on page
26. The specific treatment of options in connection with Quaker's proposed merger transaction with PepsiCo, Inc. is described under "Change in Control Arrangements" on page 28.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                Potential Realizable Value
                                                                                                 at Assumed Annual Rates
                                                                                               of Stock Price Appreciation
                                               Individual Grants (a)                                for Option Term (b)
                         ----------------------------------------------------------------     ------------------------------
                                            % of Total
                           Number of         options
                          Securities        granted to
                          Underlying         Employee
                           Options          in Fiscal          Exercise        Expiration
      Name               Granted(#)(c)         Year        Price ($/Share)        Date             5%              10%
-------------------      -------------      ----------     ---------------     ----------     -----------      ------------
Susan D. Wellington         136,200            5.6%            $ 49.34          03/07/10      $ 4,226,240      $ 10,710,121


(a) All options were granted on March 8, 2000. Except as indicated in note (c) below, one-third of the options granted on March 8, 2000 will vest on each of the three anniversaries following the date of grant.

(b) Based on fair market value on the date of grant and an annual appreciation at the rate stated (compounded annually) of such fair market value through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and 10% stock price appreciation rates set by the SEC and therefore do not forecast possible future appreciation, if any, of Quaker's stock price. In addition, such dollar amounts do not purport to represent the appreciation rates that have been, or in the future may be, attributable to the proposed merger transaction with PepsiCo, Inc. See "Change in Control Arrangements" on page 28 for additional details regarding that transaction.

(c) Amount includes a special option award to purchase 100,000 shares of Quaker common stock. This special award will be vested as follows: 33% after 3 years, 66% after 4 years and 100% after 5 years.

The following table contains information covering the exercise of options by Ms. Wellington during fiscal year 2000 and unexercised options held as of December 31, 2000.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES


                                                                                                    Value of Securities Underlying
                                                            Number of Securities Underlying       Unexercised, In-the-Money Options
                                                          Unexercised Options at Fiscal Year                  at Fiscal
                                                                        End(#)                            Year End ($)(b)(c)
                                                          ----------------------------------      ---------------------------------

                                Shares         Value
                             Acquired On      Realized
       Name                  Exercise (#)      ($)(a)     Exercisable          Unexercisable      Exercisable         Unexercisable
-------------------          ------------    ---------    -----------          -------------      -----------         -------------
Susan D. Wellington             17,700       $ 605,618       56,610               160,090         $ 2,974,205          $ 7,569,730

(a) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on the date of exercise, multiplied by the number of shares covered by each such option exercised.

(b) Represents the difference between the option exercise price and the fair market value of Quaker's common stock on December 31, 2000, multiplied by the number of shares covered by each such option held on that date.

(c) All outstanding options will become fully vested and exercisable upon approval by Quaker's shareholders of the proposed merger transaction with PepsiCo, Inc.

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

Under the Retirement Plan, the participant accrues a benefit based upon the greater of a Years-of-Service Formula and an Earnings/Service Formula. Under the Years-of-Service Formula, participants accrue annual benefits equivalent to credited years of service times $216. Under the Earnings/Service Formula, a participant's benefit is the sum of two parts:

1. Pre-1994 Service Accrual -- Benefits accrued through December 31, 1993, are set at the greater of (a) those accrued under the Retirement Plan prior to December 31, 1993; or (b) 1% of average annual earnings for the five years through December 31, 1993 up to $22,700 plus 1.65% of such average annual earnings above $22,700, times credited years of service; and

2. Post-1993 Service Accrual -- For each year beginning January 1, 1994, and after, participants accrue benefits of 1.75% of annual earnings up to 80% of the Social Security wage base plus 2.5% of annual earnings above 80% of the Social Security wage base.

Eligible earnings used to calculate retirement benefits include wages, salaries, bonuses, contributions to The Quaker 401(k) Plan for Salaried Employees, allocations to the employee stock ownership accounts and cash equivalency payments made as a result of certain Internal Revenue Code limitations on such allocations. Normal retirement age under the Retirement Plan is age 65. The Retirement Plan provides for early retirement benefits.

Benefit amounts payable under the Retirement Plan are limited to the extent required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. If the benefit formula produces an amount in excess of those limitations, the excess will be paid out of general corporate funds in accordance with the terms of The Quaker 415 Excess Benefit Plan and The Quaker Eligible Earnings Adjustment Plan. The Quaker Eligible Earnings Adjustment Plan also provides for payment out of general corporate funds, based upon benefit amounts which would otherwise have been payable under the Retirement Plan and The Quaker 415 Excess Benefit Plan if the executive had not previously elected to defer compensation under the Executive Deferred Compensation Plan.

The total estimated annual retirement benefits under the above-described plans that Ms. Wellington would receive are $601,606. This amount assumes that she will continue to work for Quaker until her normal retirement date, that her earnings will remain the same as in calendar 2000 and that she will elect a straight-lifetime benefit without survivor benefits. (Payment options such as a lump sum or other annuities are available.)

Termination and Change in Control Benefits

The Retirement Plan currently provides that the accrued benefits of participants who are involuntarily terminated during the two-year period following a change in control will be increased. For a five-year period following a change in control of Quaker, the accrual of benefits for service during such period cannot be decreased while there are excess assets (as defined in the Retirement Plan). Subject to amendment at any time, for so long as there are excess assets during that five-year period, if the Retirement Plan is merged with any other plan, the accrued benefit of each member and the amount payable to retired or deceased members shall be increased until there are no excess assets. If during that five-year period the Retirement Plan is terminated, to the extent that assets remain after satisfaction of liabilities, the accrued benefits of members shall be increased so that no assets of the Retirement Plan will directly or indirectly revert to Quaker.

Quaker has entered into change in control agreements, known as separation agreements, with certain executives and officers. The separation agreements provide for separation pay should a change in control of Quaker occur and the executive's employment be terminated thereafter.

For separation pay to be available under the separation agreements, the executive's employment must be terminated involuntarily, without cause, or voluntarily after certain changes in the terms of the executive's employment (generally a significant change in the nature or scope of the executive's authorities, reduction in total compensation, certain other changes in the executive's terms of employment short of actual termination or breach of the agreement by Quaker), following a change in control.

Under the separation agreements, separation pay equals two years' projected base salary and projected bonuses under the Executive or Management Incentive Bonus Plan and the value of life and health insurance coverage and pension and other benefits as if each executive remained in Quaker's employment for a period of two years. The separation agreements provide that all or a portion of the amount of tax penalties, if any, paid under Section 4999 of the Internal Revenue Code shall be reimbursed to the executive by Quaker, including the amount of any taxes on such reimbursements. In the event of a change in control, each of the separation agreements terminates on the third anniversary of the date on which the executive declares his or her separation agreement effective.

Stokely's officers also participate in The Quaker Salaried Employees Compensation and Benefits Protection Plan (the Protection Plan). Under the Protection Plan, severance pay and benefits are provided should a change in control occur and an officer's employment be terminated within two years thereafter for any reason other than death, physical or mental incapacity, voluntary resignation (unless preceded by one of certain significant changes in the terms and conditions of the officer's employment), retirement or gross misconduct. Severance payments may be paid in a lump sum or monthly installments, as determined by the Protection Plan's Administrative Committee. Severance payments are equal to nine months of pay, plus bonus. Severance benefits include the continuation of all medical, dental and life insurance coverage during the severance period. An officer who has attained age 50 upon termination of employment within two years after a change in control will be credited with an additional five years of service for purposes of Quaker's retiree health plans and, if such officer meets the minimum service requirement, will be entitled to retiree benefits at age 55.

Quaker's officers also participate in the Quaker Officers Severance Program (the Officers Severance Program). Under the Officers Severance Program, severance benefits are payable if an officer's employment is terminated for any reason other than death, physical or mental incapacity, voluntary resignation (unless preceded by one of certain significant changes in the terms and conditions of the officer's employment), retirement or gross misconduct, and the officer signs a waiver and release of claims against Quaker and agrees to non-compete, non-raiding and non-disclosure restrictions. Severance benefits will continue for one year or be paid in a lump sum as determined by the Severance Program Committee. Severance benefits to be continued are the executive's base salary at the time of termination, the average bonus for the past two years under the Executive or Management Incentive Bonus Plan, and medical, dental and life insurance coverage as in effect at the time of severance. If an officer's severance period ends within one year of attainment of age 55 and the officer has at least eight years of service, the officer will be eligible for retiree health benefits.

Only the greater of the severance payment and benefits to be provided under the Officers Severance Program or the Protection Plan will be provided to an officer eligible under both, following a change in control. Severance payments and benefits under the separation agreements are in addition to those provided under either the Officers Severance Program or the Protection Plan following a change in control.

Under the 1990 Long Term Incentive Plan and 1999 Long Term Incentive Plan, upon the occurrence of a change in control, options and restricted stock outstanding on the date on which the change in control occurs shall be cancelled, and an immediate lump sum cash payment shall be paid to the participant equal to the product of: (1) the higher of (a) the closing price of Quaker's common stock as reported on the NYSE Composite Index on or nearest the date of payment (or, if not listed on such exchange, on a nationally recognized exchange or quotation system on which trading volume in Quaker's common stock is highest), or (b) the highest per share price for Quaker's common stock actually paid in connection with the change in control (and with respect to options, reduced by the per share option price of each such option held, whether or not then fully exercisable); and (2) the number of shares covered by each such option or shares of restricted stock. Notwithstanding the foregoing, previously unvested options and restricted stock outstanding on the date of a change in control which is intended to qualify as a pooling of interests transaction shall become fully vested and the options exercisable on such date, but shall not otherwise be subject to the cancellation and payment procedures described in the previous sentence. For more specific information regarding the treatment of options and restricted stock in connection with the proposed merger transaction with PepsiCo, Inc., see "Change in Control Arrangements" on page 28.

Under Quaker's Deferred Compensation Plan for Executives, upon a change in control the compensation committee which administers such plan may, in its discretion for any reason deemed appropriate, accelerate the payment of benefits under the plan to its participants.

Change in Control Arrangements

On December 2, 2000, Quaker, PepsiCo, Inc. and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger. Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into Quaker, with Quaker being the surviving corporation of such merger. As a result of the merger, Quaker will become a wholly-owned subsidiary of PepsiCo. Stokely will therefore become an indirectly wholly-owned subsidiary of PepsiCo. The merger has been structured as a stock-for-stock tax-free reorganization and is intended to qualify as a pooling of interests business combination for accounting purposes. Completion of the merger is subject to approval by the shareholders of Quaker and PepsiCo, receipt of certain regulatory approvals, and satisfaction of other closing conditions provided in the merger agreement.

Since the merger is intended to qualify as a pooling of interests business combination, all then-outstanding stock options and restricted stock granted under Quaker's long term incentive plans shall become fully vested and the options exercisable upon the change in control (which, under the terms of such plans, shall be deemed to occur upon approval of the merger by Quaker's shareholders). At the effective time of the merger, each then-outstanding stock option granted under Quaker's long term incentive plans will be converted into fully vested options to purchase shares of PepsiCo common stock. The number of shares underlying the new PepsiCo options will equal the number of shares of Quaker common stock to which the corresponding Quaker option was subject immediately prior to the effective date, multiplied by the exchange ratio specified in the merger agreement. The per share exercise price of each new PepsiCo option will equal the exercise price of the corresponding Quaker options, divided by the exchange ratio. All other terms of Quaker stock options will remain unchanged.

Restricted shares of Quaker common stock granted under Quaker's long term incentive plans which are outstanding immediately prior to the effective time of the merger will be fully vested and free of restrictions at the effective time of the merger in accordance with their terms. Each award will be converted into shares of PepsiCo common stock equal to the number of shares subject to the award, multiplied by the exchange ratio.

At the effective time of the merger, each outstanding Quaker stock unit which is payable in common shares (including common stock units issued under the Stock Compensation Plan and the Deferred Compensation Plan) will be deemed to constitute a number of PepsiCo stock units, each of which will be payable in shares of PepsiCo common stock, equal to the number of Quaker stock units, multiplied by the exchange ratio. Each PepsiCo stock unit will be subject to the same terms and conditions as Quaker stock units and will be payable to the holders in shares of PepsiCo common stock at the same time as Quaker stock units would have been payable in shares of Quaker common stock. Shares of Stokely will not be affected by the merger.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding common stock of Stokely is owned by Quaker and Quaker has sole voting and investment power with respect to such shares. Quaker's corporate offices are located at 321 North Clark Street, Chicago, Illinois 60610.

The following table presents information with respect to all persons known to Stokely to own more than 5% of any other class of Stokely's voting securities as of March 1, 2001. Each beneficial owner has, to the knowledge of Stokely, sole voting power and sole investment power with respect to the shares listed opposite such owner's name.

                                                     Amount and          Percent
                       Name and Address              Nature of           of
Title of Class         of Beneficial Owner           Ownership           Class
--------------         -------------------           ---------           -----
Second Preferred       The William B. Stokely, Jr.      2,012             27.4
Stock (a)              Foundation
                       620 Campbell Station Road
                       Station West, Suite 27
                       Knoxville, TN 37922-1636

                       CEDE & Co.                       1,125             15.3
                       P.O. Box 20
                       Bowling Green Station
                       New York, NY 10274-0020

                       Betty C. Ridley                  1,125             15.3
                       P.O. Box 33585
                       Decatur, GA 30033

                       Sigler & Co.                       855             11.6
                       c/o Chase Manhattan Bank
                       Dept. 3492
                       P.O. Box 50000
                       Newark, NJ 07101-8006

                       John B. Mills, III                 526              7.2
                       1043 Clifton Road
                       Atlanta, GA 30307-1227

                       Cantey B. Mills                    400              5.4
                       1043 Clifton Road
                       Atlanta, GA 30307-1227



(a) Holders of common stock and Second Preferred Stock vote collectively and not as a separate class. As of December 31, 2000, the outstanding shares of Second Preferred Stock comprise less than 1% of the aggregate number of outstanding shares of common stock and Second Preferred Stock.

Directors and Management

The table below sets forth information with respect to beneficial ownership of common stock of Quaker by the directors and named executive officers of Stokely as of March 1, 2001. Shares subject to acquisition within 60 days through the exercise of stock options are included in the first column and are shown separately in the second column. No director or officer and named executive officers own any equity securities of Stokely.



                                                           Amount and Nature            Shares Subject
                                                             of Beneficial              to Acquisition
                                                             Ownership(a)              Within 60 Days(a)
                                                          -----------------            -----------------
Susan D. Wellington                                         100,618(b)(c)                    83,946

John G. Jartz                                               178,995(b)(c)                   154,797

Thomas L. Gettings                                          151,393(b)(c)                   131,755

All Directors and Officers as a group                       444,218(b)(c)                   379,751

(a) Unless otherwise indicated, each named individual and each person in the group has sole voting and investment power with respect to the shares shown. Of the total shares outstanding (including shares subject to acquisition within 60 days after March 1, 2001), each person individually, and the group in total, beneficially owns less than 1% of all outstanding shares.

(b) The figures shown for these directors and executive officers include an aggregate of 26,340 shares allocated to them under The Quaker 401(k) Plan for Salaried Employees (which includes 5,489 shares on the basis of the conversion of 2,544 shares of Series B ESOP Convertible Preferred Stock at the conversion rate of 2.16). The directors and executive officers hold the following numbers of shares under this Plan: Ms. Wellington, 7,377;
     Mr. Jartz, 9,964; and Mr. Gettings, 6,621.

(c) The figures shown for all directors and executive officers include an aggregate of 12,676 shares granted to them under The Long Term Incentive Plan of 1990 and The Long Term Incentive Plan of 1999 for which the restricted period has not lapsed. The directors and executive officers hold the following numbers of shares under this Plan: Ms. Wellington, 6,256; Mr. Jartz, 2,457; and Mr. Gettings, 3,330.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of related transactions with Quaker, reference should be made to Part II, Items 7 and 8. See Notes 1, 3 and 7 to the consolidated financial statements.

                                    PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The audited consolidated financial statements of Stokely-Van Camp, Inc. and its subsidiaries and the Report of Independent Public Accountants thereon are found under Item 8 of this Form 10-K.

The following audited financial statements are included under Item 8:

1. Consolidated Statements of Income, Retained Earnings and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998
2. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
3.   Consolidated Balance Sheets as of December 31, 2000 and 1999

(a)(2)
&(d)       Financial Statement Schedules


                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


Dollars in Millions
------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                   2000               1999               1998
------------------------------------------------------------------------------------------------------------
ITEM

Depreciation                                           $  38.8            $  30.2            $  25.2

Advertising & Merchandising                            $ 446.4            $ 372.2            $ 332.3
============================================================================================================


(a)(3)
&(c)       Exhibits

The exhibits required to be filed are listed on the Exhibit Index attached hereto, which is incorporated herein by reference.


(b)        Reports on Form 8-K.

No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                  STOKELY-VAN CAMP, INC.
                                                  ----------------------
                                                        (Registrant)


                                                  By: /s/ SUSAN D. WELLINGTON
                                                      -----------------------
                                                      Susan D. Wellington
                                                      Chief Executive Officer,
                                                      President and Director

Date:  March 26, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March 2001, by the following persons on behalf of the Registrant and in the capacities indicated.



Signature                                                       Title
---------                                                       -----

/s/ Susan D. Wellington                                Chief Executive Officer,
-------------------------------------                  President and Director
    Susan D. Wellington





/s/ Thomas L. Gettings                                 Vice President, Treasurer
-------------------------------------                  and Tax (Principal
    Thomas L. Gettings                                 Financial Officer) and
                                                       Director




/s/ John G. Jartz                                      Senior Vice President
-------------------------------------                  General Counsel, Business
    John G. Jartz                                      Development and Corporate
                                                       Secretary



/s/ William G. Barker                                  Vice President and
-------------------------------------                  Corporate Controller
    William G. Barker

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