Form 10-Q
period 2001-03-31
STOKELY VAN CAMP INC
filed 2001-05-14
CIK 94567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              X Quarterly Report Pursuant to Section 13 or 15(d) of
              -        the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


              Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the transition period from ____ to ____

                          Commission file number 1-2944



                             STOKELY-VAN CAMP, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Indiana                                                  35-0690290
 -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Quaker Tower
P.O. Box 049001 Chicago, Illinois                         60604-9001
--------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)


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


The registrant had 2,989,371 shares of Common Stock outstanding on April 30, 2001, all of which were held by The Quaker Oats Company.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q




                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Condensed Consolidated Statements of Income,
           Reinvested Earnings and Comprehensive Income
           for the Three Months Ended March 31, 2001 and 2000               3

         Condensed Consolidated Balance Sheets as of
           March 31, 2001 and December 31, 2000                             4

         Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and 2000               5

         Notes to the Condensed Consolidated Financial
           Statements                                                    6-10

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    11-14

PART II - OTHER INFORMATION                                                15

SIGNATURES                                                                 16

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                  REINVESTED EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
DOLLARS IN MILLIONS                                2001        2000
---------------------------------------------------------------------
Net sales                                      $  332.5    $  299.1
Cost of goods sold                                157.9       148.2
                                               --------    --------
Gross profit                                      174.6       150.9

Selling, general and administrative expenses      112.2       107.7
Interest income - net                             (20.6)      (21.3)
                                               --------    --------

Income before income taxes                         83.0        64.5
Provision for income taxes                         31.5        24.7
                                               --------    --------

Net income                                         51.5        39.8

Dividends on preference and preferred stock        (0.2)       (0.2)
Reinvested Earnings - Beginning of Year         1,541.7     1,307.8
                                               --------    --------
Reinvested Earnings - End of Period            $1,593.0    $1,347.4
                                               ========    ========

Comprehensive Income:
Net income                                     $   51.5    $   39.8
Other Comprehensive Income:
    Foreign currency translation adjustments       (0.1)         --
                                               --------    --------
Total Comprehensive Income                     $   51.4    $   39.8
                                               ========    ========



   See accompanying notes to the condensed consolidated financial statements.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                             MARCH 31,   DECEMBER 31,
DOLLARS IN MILLIONS                                            2001         2000
-------------------------------------------------------------------------------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                   $    2.1    $    3.2
  Due from The Quaker Oats Company                             1,283.6     1,226.4
  Trade accounts receivable - net of allowances                    4.9         4.8
  Inventories:
    Finished goods                                               100.1        56.3
    Materials and supplies                                        18.9        14.9
                                                              --------    --------
      Total inventories                                          119.0        71.2

  Other current assets                                            49.7        60.2
                                                              --------    --------
        Total Current Assets                                   1,459.3     1,365.8

  Property, plant and equipment                                  579.6       566.9
  Less: accumulated depreciation                                 159.2       149.7
                                                              --------    --------
    Property - net                                               420.4       417.2

Other assets                                                      11.1         9.0

                                                              --------    --------
TOTAL ASSETS                                                  $1,890.8    $1,792.0
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Trade accounts payable                                      $   49.0    $   41.6
  Accrued payroll, benefits and bonus                             10.8        13.1
  Accrued advertising and merchandising                           37.9        26.5
  Income taxes payable                                            50.2        16.6
  Other current liabilities                                       22.7        23.7
                                                              --------    --------
      Total Current Liabilities                                  170.6       121.5

Long-term debt                                                     1.2         1.7
Other liabilities                                                 52.3        53.4
Deferred income taxes                                              7.9         7.8

Redeemable Preference and Preferred Stock                         15.3        15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10 million shares;
     issued 3,591,381 shares                                       3.6         3.6
  Additional paid-in capital                                      68.7        68.7
  Reinvested earnings                                          1,593.0     1,541.7
  Cumulative translation adjustments                              (0.9)       (0.8)
  Treasury common stock, at cost, 602,010 shares                 (20.9)      (20.9)
                                                              --------    --------
      Total Common Shareholders' Equity                        1,643.5     1,592.3
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,890.8    $1,792.0
                                                              ========    ========


   See accompanying notes to the condensed consolidated financial statements.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED
                                                                MARCH 31,
DOLLARS IN MILLIONS                                           2001       2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                 $  51.5    $  39.8
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation                                                11.6        8.9
  Deferred income taxes                                        0.1         --
  Loss on disposition of property, plant and equipment         0.7         --
  Increase in trade accounts receivable                       (0.1)      (0.9)
  Increase in inventories                                    (47.8)     (48.6)
  Decrease in other current assets                            10.5        9.2
  Increase in trade accounts payable                           7.4       10.9
  Increase in income taxes payable                            33.6        9.9
  Increase in other current liabilities                        8.1        4.5
  Other items                                                 (3.3)       2.9
                                                           -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                72.3       36.6
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Additions to property, plant and equipment                   (15.6)     (29.1)
Proceeds from sales of property, plant and equipment           0.1        0.3
                                                           -------    -------
     NET CASH USED IN INVESTING ACTIVITIES                   (15.5)     (28.8)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Change in amount due from The Quaker Oats Company            (57.2)      (6.6)
Cash dividends                                                (0.2)      (0.2)
Reduction of long-term debt                                   (0.5)      (0.1)
                                                           -------    -------
     NET CASH USED IN FINANCING ACTIVITIES                   (57.9)      (6.9)
                                                           -------    -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (1.1)       0.9
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  3.2        3.2
                                                           -------    -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $   2.1    $   4.1
                                                           =======    =======



   See accompanying notes to the condensed consolidated financial statements.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income, reinvested earnings and comprehensive income for the three months ended March 31, 2001 and 2000, the condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE 2 - REDEEMABLE PREFERENCE AND PREFERRED STOCK

5% Cumulative Convertible Second Preferred Stock:

As of March 31, 2001, authorized shares were 500,000 and issued and outstanding shares were 7,305. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder's option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock:

As of March 31, 2001, authorized shares were 1,500,000, issued shares were 756,839 and outstanding shares were 756,506.

Both issues are redeemable at the Company's option for $21 per share.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001



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

NOTE 4 - RELATED PARTY TRANSACTIONS

Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc., (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for the three months ended March 31, 2001, was approximately 9 percent of the sales price to the ultimate customer. The agreement was renewed for the year 2001 and is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result, a majority of Stokely's sales are to Quaker, a related party. Current year results include net sales of $324.4 million from Stokely to QSD under the sales and distribution agreement.

NOTE 5 - CURRENT AND PENDING ACCOUNTING CHANGES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. See Note 6 for additional information on the adoption of SFAS No. 133.

The Company also adopted Emerging Issues Task Force (EITF) No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," for the quarter ending March 31, 2001. The impact of adopting EITF No. 00-22 was not material to first-quarter results and is not anticipated to be material in later quarters.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


In 2001 and the prior year, the EITF, a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of selling, general and administrative (SG&A) expenses. In April 2001, the EITF issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This guidance requires certain promotional expenses paid to retailers by vendors to be classified in the income statement as a reduction of sales or as cost of goods sold. In May and November 2000, the EITF issued and amended, respectively, EITF No. 00-14, "Accounting for Certain Sales Incentives." This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of sales. The EITF recently changed the required adoption of EITF No. 00-14 to the first quarter ending March 31, 2002, in order to coincide with the adoption of EITF No. 00-25. The Company expects the adoption of EITF No. 00-14 and EITF No. 00-25 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of this change has not been finalized. The Company expects that this reclassification may result in up to a $240 million reduction in net sales, or approximately 15 percent of net sales, and a corresponding $240 million decrease in SG&A expenses in each of the three years ended December 31, 2001, 2000 and 1999. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

NOTE 6 - DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

The Company actively monitors its exposure to commodity price risk and uses futures and options to manage price exposure on purchased or anticipated purchases of commodities. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company's use of derivative instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company's best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value and to recognize the ineffective portion of cash flow hedges. The effect of this transition adjustment was not material to both reported earnings and accumulated other comprehensive income. The net gains and losses related to hedge ineffectiveness also were not material.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


Initially, upon adoption of the new derivative accounting standard, and prospectively as of the date new derivatives are entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the condensed consolidated statements of income, reinvested earnings and comprehensive income on the same line as the hedged item. Unlike fair value hedges, the effective portion of the changes in the fair value of the derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the condensed consolidated statements of income, reinvested earnings and comprehensive income as the hedged item. In addition, both the fair value changes excluded from the Company's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are immediately recognized in cost of goods sold.

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. Derivatives are recorded in the condensed consolidated balance sheets at fair value in other assets and other liabilities. This process includes matching the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument would be recognized in earnings during the period it no longer qualifies as a hedge.

The Company uses commodity futures and options to reduce price exposures on purchased or anticipated purchases of corn sweetener. Beginning in 2001, the Company also initiated hedges for diesel fuel and corrugated packaging materials. These commodity futures and option contracts are accounted for as cash flow hedges when the hedged item represents a forecasted transaction or the variability in cash flows received or paid related to a recognized asset or liability.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


NOTE 7 - PROPOSED MERGER WITH PEPSICO

On December 2, 2000, Quaker, PepsiCo, Inc. (PepsiCo) and BeverageCo, Inc., a direct wholly-owned subsidiary of PepsiCo, entered into an Agreement and Plan of Merger, which was amended on March 15, 2001 (the merger agreement). Pursuant to the merger agreement and subject to the terms and conditions set forth therein, BeverageCo, Inc. will be merged with and into Quaker, with Quaker being the surviving corporation of such merger. As a result of the merger, Quaker will become a wholly-owned subsidiary of PepsiCo. Stokely will therefore become an indirect wholly-owned subsidiary of PepsiCo and Stokely stock will not be affected by the merger. The merger has been structured as a stock-for-stock tax-free reorganization and is intended to qualify as a pooling of interests business combination for accounting purposes. The merger agreement has been approved by both the boards of directors and shareholders of Quaker and PepsiCo and has received regulatory approvals from the European Commission and regulatory authorities in Argentina, Canada, Colombia and Mexico. The merger is still subject to approval by the U.S. Federal Trade Commission and satisfaction of other closing conditions provided in the merger agreement.

For more information regarding this transaction, refer to the caption "Change in Control Arrangements" found under Part III of the Company's Form 10-K for the year ended December 31, 2000, and Quaker's joint proxy statement/prospectus related to the merger, filed with the Securities and Exchange Commission on March 21, 2001, and first mailed to Quaker's shareholders on or about March 22, 2001.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Stokely has been a wholly-owned subsidiary of Quaker since 1983. Stokely's business is primarily composed of the Gatorade thirst quencher business in the United States.

Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. (This amount was approximately 9 percent of the sales price to the ultimate customer for the three months ended March 31, 2001 and 2000.) Therefore, a majority of Stokely's sales are to Quaker, a related party. Results for the three months ended March 31, 2001 and 2000, included sales of $324.4 million and $291.5 million, respectively, from the Company to Quaker under the sales and distribution agreement. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew.


THREE MONTHS ENDED MARCH 31, 2001, COMPARED WITH
THREE MONTHS ENDED MARCH 31, 2000

OPERATING RESULTS

Consolidated net sales for the three months ended March 31, 2001 (current year) grew 11 percent to $332.5 million. In the United States, where more than 97 percent of the total current year sales were generated, volume and sales grew 5 percent and 11 percent, respectively. Three new Gatorade flavors and expanded distribution of multiple packs contributed to strong growth in the quarter. The difference between volume and sales growth was in part driven by price increases taken mid-year 2000.

Gross profit margin increased to 52.5 percent in the current year, compared to
50.5 percent in the first quarter of 2000, due in part to price increases taken mid-year 2000.

Selling, general and administrative (SG&A) expenses increased 4 percent, or $4.5 million, driven by increased advertising and merchandising (A&M) expense. A&M spending increased by 8 percent, partly to support the introduction of new products, packages and flavors. Excluding A&M spending, SG&A expenses decreased.

Operating income increased $19.2 million to $62.4 million in the current year, primarily due to increased sales.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST AND INCOME TAXES

Net interest income of $20.6 million in the current year decreased $0.7 million as a result of lower interest rates on the amounts due from The Quaker Oats Company. The effective tax rate was 38.0 percent and 38.3 percent as of March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $72.3 million and $36.6 million for the three months ended March 31, 2001 and 2000, respectively, primarily reflecting lower working capital and higher net income in the current year. Capital expenditures for the three months ended March 31, 2001 and 2000, were $15.6 million and $29.1 million, respectively. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

The Company actively monitors its exposure to commodity price risk and uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. Beginning in 2001, the Company also initiated hedges for diesel fuel and corrugated packaging materials. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company's use of derivative instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company's best interest. The Company does not use derivative foreign exchange or interest rate instruments because underlying exposures are not material.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of March 31, 2001, did not differ materially from the amounts reported as of December 31, 2000. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

                     STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CURRENT AND PENDING ACCOUNTING CHANGES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value and to recognize the ineffective portion of cash flow hedges. The effect of this transition adjustment was not material to both reported earnings and accumulated other comprehensive income.

The Company also adopted Emerging Issues Task Force (EITF) No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," for the quarter ending March 31, 2001. The impact of adopting EITF No. 00-22 was not material to first-quarter results and is not anticipated to be material in later quarters.

In 2001 and the prior year, the EITF, a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of SG&A expenses. In April 2001, the EITF issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." This guidance requires certain promotional expenses paid to retailers by vendors to be classified in the income statement as a reduction of sales or as cost of goods sold. In May and November 2000, the EITF issued and amended, respectively, EITF No. 00-14, "Accounting for Certain Sales Incentives." This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of sales. The EITF recently changed the required adoption of EITF No. 00-14 to the first quarter ending March 31, 2002, in order to coincide with the adoption of EITF No. 00-25. The Company expects the adoption of EITF No. 00-14 and EITF No. 00-25 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. As the Company has not tracked the components of merchandising expenses discussed above separate from certain other merchandising expenses, the amount of this change has not been finalized. The Company expects that this reclassification may result in up to a $240 million reduction in net sales, or approximately 15 percent of net sales, and a corresponding $240 million decrease in SG&A expenses in each of the three years ended December 31, 2001, 2000 and 1999. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

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

The forward-looking statements concerning Quaker's proposed merger with PepsiCo are subject to a number of factors, including the inability to obtain, or meet conditions imposed for, regulatory or governmental approvals and customary closing conditions.

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

                           PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Shareholders on May 4, 2001. The names of all individuals serving terms of office as director after the Meeting are listed in (b) below. The matters voted upon at the Meeting are described in (c) below.

         (b) The following directors were elected to one-year terms of office at the Meeting: Susan D. Wellington, John G. Jartz and Thomas L. Gettings.

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




All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2001, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    Stokely-Van Camp, Inc.
                                                    ----------------------------
                                                    (Registrant)




Date:  May 11, 2001                                 /s/ William G. Barker
                                                    ----------------------------
                                                    William G. Barker
                                                    Vice President and Corporate
                                                    Controller