Form 10-Q
period 2001-09-30
STOKELY VAN CAMP INC
filed 2001-11-14
CIK 94567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 1-2944

STOKELY-VAN CAMP, INC.
_________________________________________________
(Exact name of registrant as specified in its charter)

Indiana	35-0690290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Quaker Tower P.O. Box 049001 Chicago, Illinois	60604-9001
(Address of principal executive office)	(Zip Code)

(312) 222-7111
_________________________________________________
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

YES	X	NO	__

The registrant had 2,989,371 shares of Common Stock outstanding on October 31, 2001, all of which were held by The Quaker Oats Company.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

Condensed Consolidated Statements of Income, Reinvested Earnings and Comprehensive Income for the Nine and Three Months Ended September 30, 2001 and 2000
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000
Notes to the Condensed Consolidated Financial Statements

        Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operation

PART II - OTHER INFORMATION

SIGNATURES

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
REINVESTED EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
Dollars in Millions                                         2001         2000
--------------------------------------------------------------------------------

Net sales                                              $ 1,513.7    $ 1,376.7
Cost of goods sold                                         695.3        647.2
                                                       ---------    ----------
Gross profit                                               818.4        729.5

Selling, general and administrative expenses               489.1        447.1
Interest income - net                                      (52.5)       (67.8)
                                                       ----------   ----------

Income before income taxes                                 381.8        350.2
Provision for income taxes                                 142.9        135.0
                                                       ----------   ----------

Net income                                                 238.9        215.2

Dividends on preference and preferred stock                 (0.6)        (0.6)
Reinvested Earnings - Beginning of Year                  1,541.7      1,307.8
                                                       -----------  ----------
Reinvested Earnings - End of Period                    $ 1,780.0    $ 1,522.4
                                                       ===========  ==========
Comprehensive Income:
Net income                                            $    238.9   $    215.2
Other Comprehensive Income:
    Foreign currency translation adjustments                (0.3)          --
                                                       -----------   ---------
Total Comprehensive Income                            $    238.6   $    215.2
                                                       ===========   =========

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
REINVESTED EARNINGS AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                            Three Months Ended
                                                                September 30,
Dollars in Millions                                         2001          2000
--------------------------------------------------------------------------------

Net sales                                             $    553.9    $    507.4
Cost of goods sold                                         255.6         239.3
                                                      ----------    ----------
Gross profit                                               298.3         268.1

Selling, general and administrative expenses               185.2         154.5
Interest income - net                                      (15.1)        (24.2)
                                                      ----------    ----------

Income before income taxes                                 128.2         137.8
Provision for income taxes                                  48.1          53.2
                                                      ----------    ----------

Net income                                                  80.1          84.6

Dividends on preference and preferred stock                 (0.2)         (0.2)
Reinvested Earnings - Beginning of Period                1,700.1       1,438.0
Reinvested Earnings - End of Period                   ----------    ----------
                                                       $ 1,780.0     $ 1,522.4
                                                      ==========    ==========

Comprehensive Income:
Net income                                           $      80.1   $      84.6
Other Comprehensive Income:
    Foreign currency translation adjustments                (0.2)           --
                                                      ----------    ----------
Total Comprehensive Income                           $      79.9   $      84.6
                                                      ==========    ==========

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                    September 30,   December 31,
Dollars in Millions                                     2001           2000
--------------------------------------------------------------------------------

Assets

Current Assets:
  Cash and cash equivalents                        $     3.4       $     3.2
  Due from The Quaker Oats Company                   1,560.0         1,226.4
  Trade accounts receivable - net of allowances          5.4             4.8
  Inventories:
    Finished goods                                      74.7            56.3
    Materials and supplies                              14.0            14.9
                                                   ---------      ----------
Total inventories                                       88.7            71.2

Other current assets                                    46.6            60.2
                                                   ----------     ----------
        Total Current Assets                         1,704.1         1,365.8

  Property, plant and equipment                        609.4           566.9
  Less: accumulated depreciation                       182.2           149.7
                                                   ----------     ----------
     Property - net                                    427.2          417.2

Other assets                                            13.5             9.0
                                                   ----------     ----------
Total Assets                                       $ 2,144.8       $ 1,792.0
                                                   ==========     ==========

Liabilities and Shareholders' Equity

Current Liabilities:
  Trade accounts payable                         $      54.6     $      41.6
  Accrued payroll, benefits and bonus                    8.9            13.1
  Accrued advertising and merchandising                 74.2            26.5
  Income taxes payable                                  74.1            16.6
  Other current liabilities                             24.2            23.7
                                                    ----------     ----------
        Total Current Liabilities                      236.0           121.5

Long-term debt                                           0.8             1.7
Other liabilities                                       51.2            53.4
Deferred income taxes                                   11.2             7.8

Redeemable Preference and Preferred Stock               15.3            15.3

Common Shareholders' Equity:
  Common stock, $1 par value, authorized 10 million shares;
     issued 3,591,381 shares                             3.6             3.6
  Additional paid-in capital                            68.7            68.7
  Reinvested earnings                                1,780.0         1,541.7
  Cumulative translation adjustments                    (1.1)           (0.8)
  Treasury common stock, at cost, 602,010 shares       (20.9)          (20.9)
                                                     ----------     ----------
      Total Common Shareholders' Equity              1,830.3         1,592.3
                                                     ----------     ----------
Total Liabilities and Shareholders' Equity         $ 2,144.8       $ 1,792.0
                                                     ==========     ==========

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
Dollars in Millions                                     2001         2000
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                           $ 238.9         $ 215.2
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation                                          36.4            28.1
  Deferred income taxes                                  3.4             2.0
  Loss on disposition of property, plant and equipment   1.6             0.2
  Increase in trade accounts receivable                 (0.6)           (0.5)
  Increase in inventories                              (17.5)          (22.8)
  Decrease in other current assets                      13.6             6.4
  Increase in trade accounts payable                    13.0             2.1
  Increase in income taxes payable                      57.5            42.0
  Increase in other current liabilities                 44.0            20.2
  Other items                                           (7.0)           (2.3)
                                                   ------------    ------------

     Net Cash Provided by Operating Activities         383.3           290.6
                                                   ------------    ------------
Cash Flows from Investing Activities:
Additions to property, plant and equipment             (48.2)          (95.6)
Proceeds from sales of property, plant and equipment     0.2             0.4
                                                   ------------    ------------
     Net Cash Used in Investing Activities             (48.0)          (95.2)
                                                   ------------    ------------

Cash Flows from Financing Activities:
Change in amount due from The Quaker Oats Company     (333.6)         (192.5)
Cash dividends                                          (0.6)           (0.6)
Proceeds from long-term debt                             0.2             --
Reduction of long-term debt                             (1.1)           (0.1)
                                                   ------------    ------------

     Net Cash Used in Financing Activities            (335.1)         (193.2)
                                                   ------------    ------------
Net Increase in Cash and Cash Equivalents                0.2             2.2
Cash and Cash Equivalents - Beginning of Year            3.2             3.2
                                                   ------------    ------------
Cash and Cash Equivalents - End of Period              $ 3.4           $ 5.4
                                                    ===========    ============

See accompanying notes to the condensed consolidated financial statements.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2001

Note 1 - Basis of Presentation

The condensed consolidated financial statements include Stokely-Van Camp, Inc. (a wholly-owned subsidiary of The Quaker Oats Company, or Quaker) and its subsidiaries (the Company or Stokely). The condensed consolidated statements of income, reinvested earnings and comprehensive income for the nine and three months ended September 30, 2001 and 2000, the condensed consolidated balance sheet as of September 30, 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

Note 2 - Redeemable Preference and Preferred Stock

5% Cumulative Convertible Second Preferred Stock:

As of September 30, 2001, authorized shares were 500,000 and issued and outstanding shares were 7,305. The voting 5% Cumulative Convertible Second Preferred Stock ($20 par value) is convertible at the holder’s option, on a share-for-share basis, into non-voting 5% Cumulative Prior Preference Stock ($20 par value).

5% Cumulative Prior Preference Stock:

As of September 30, 2001, authorized shares were 1,500,000, issued shares were 756,839 and outstanding shares were 756,506.

Both issues are redeemable at the Company's option for $21 per share.

On November 7, 2001, the Board of Directors of Stokely authorized management to call its 5% Cumulative Convertible Second Preferred Stock and its 5% Cumulative Prior Preference Stock (collectively, Preferred Stock) for redemption in accordance with their respective terms. No date has yet been fixed for such redemption. Management is moving forward and finalizing its plans for the redemption, however, there can be no assurance as to whether and for when management will call the Preferred Stock for redemption.

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

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2001

Note 4 - Related Party Transactions

Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc., (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided, which for the nine months ended September 30, 2001, was approximately 9 percent of the sales price to the ultimate customer. The agreement was renewed for the year 2001 and is automatically renewable each year unless one of the parties notifies the other of its intention not to renew. As a result, a majority of Stokely’s sales are to Quaker, a related party. Current year results include net sales of $1.48 billion and $543.0 million from Stokely to QSD under the sales and distribution agreement for the nine and three months ended September 30, 2001, respectively.

Note 5 - Current and Pending Accounting Changes

In 2001 and the prior year, the Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of selling, general and administrative (SG&A) expenses. In April 2001, the EITF issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” This guidance requires certain promotional expenses paid to retailers by vendors to be classified in the income statement as a reduction of sales or as cost of goods sold. In May and November 2000, the EITF issued and amended, respectively, EITF No. 00-14, “Accounting for Certain Sales Incentives.” This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of sales. The EITF recently changed the required adoption of EITF No. 00-14 to the first quarter ending March 31, 2002, in order to coincide with the adoption of EITF No. 00-25. The Company expects the adoption of EITF No. 00-14 and EITF No. 00-25 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. The Company expects that this reclassification will result in up to a $255 million reduction in net sales, or approximately 15 percent of net sales, and a corresponding $255 million decrease in SG&A expenses in each of the three years ended December 31, 2001, 2000 and 1999. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. See Note 6 for additional information on the adoption of SFAS No. 133.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2001

The Company also adopted EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” for the quarter ending March 31, 2001. The impact of adopting EITF No. 00-22 was not material to year-to-date results and is not anticipated to be material for the full year.

Note 6 - Derivative Commodity and Financial Instruments

The Company actively monitors its exposure to commodity price risk and uses futures and options to manage price exposure on purchased or anticipated purchases of commodities. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company’s use of derivative instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. The Company does not use foreign exchange or interest rate derivative instruments because underlying exposures are not material.

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value and to recognize the ineffective portion of cash flow hedges. The effect of this transition adjustment was not material to either reported earnings or accumulated other comprehensive income. The net gains and losses related to hedge ineffectiveness also were not material.

Initially, upon adoption of the new derivative accounting standard, and prospectively as of the date new derivatives are entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the condensed consolidated statements of income, reinvested earnings and comprehensive income on the same line as the hedged item. Unlike fair value hedges, the effective portion of the changes in the fair value of the derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reclassed to the same line in the condensed consolidated statements of income, reinvested earnings and comprehensive income as the hedged item. In addition, both the fair value changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are immediately recognized in cost of goods sold.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2001

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

The Company uses commodity futures and options to reduce price exposures on purchased or anticipated purchases of corn sweetener. Beginning in 2001, the Company also initiated hedges for diesel fuel, natural gas and corrugated packaging materials. The corn sweetener and corrugated packaging materials contracts are accounted for as cash flow hedges when the hedged item represents a forecasted transaction or the variability in cash flows received or paid related to a recognized asset or liability.

Note 7 – Quaker Merger with PepsiCo

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

For more information regarding this transaction, refer to the caption “Change in Control Arrangements” found under Part III of the Company’s Form 10-K for the year ended December 31, 2000, and Quaker’s joint proxy statement/prospectus related to the merger, filed with the Securities and Exchange Commission on March 21, 2001, and first mailed to Quaker’s shareholders on or about March 22, 2001.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Stokely has been a wholly-owned subsidiary of Quaker since 1983. Stokely’s business is primarily composed of the Gatorade thirst quencher business in the United States.

Effective October 1, 1999, Stokely entered into an agreement with Quaker Sales and Distribution, Inc. (QSD), a wholly-owned subsidiary of Quaker, to provide sales and distribution services for the Company in North America. Under the terms of the agreement, QSD purchases finished goods from Stokely at a contracted price based on the sales price to the ultimate customer less an agreed-upon amount to compensate QSD for services provided. (This amount was approximately 9 percent of the sales price to the ultimate customer for the nine and three months ended September 30, 2001 and 2000.) Therefore, a majority of Stokely’s sales are to Quaker, a related party. Results for the nine months ended September 30, 2001 and 2000, included sales of $1.48 billion and $1.35 billion, respectively, from the Company to Quaker under the sales and distribution agreement. Results for the three months ended September 30, 2001 and 2000, included sales of $543.0 million and $498.5 million, respectively, from the Company to Quaker under the sales and distribution agreement. The agreement is automatically renewable each year unless one of the parties notifies the other of its intention not to renew.

Nine Months Ended September 30, 2001, Compared withNine
Months Ended September 30, 2000

Operating Results

Consolidated net sales for the nine months ended September 30, 2001 (current year), grew 10 percent to $1.51 billion. In the United States, where more than 98 percent of the total current year sales were generated, volume and sales grew 6 percent and 10 percent, respectively. Sales of three new Gatorade flavors, increased sales from multiple packs and growth in core flavors contributed to strong growth in the current year. The difference between volume and sales growth was driven by both price increases taken mid-year 2000 and product mix.

Operating income increased $46.9 million to $329.3 million in the current year, primarily due to increased volume and pricing, offset by increased advertising and merchandising (A&M) expense, partly to support the introduction of new flavors.

Interest and Income Taxes

Net interest income of $52.5 million in the current year decreased $15.3 million as a result of lower interest rates on the amounts due from The Quaker Oats Company. The effective tax rate was 37.4 percent and 38.5 percent as of September 30, 2001 and 2000, respectively. The decrease was primarily due to a reduction in the effective state tax rates compared to the first nine months of 2000.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, Compared with
Three Months Ended September 30, 2000

Operating Results

Consolidated net sales for the three months ended September 30, 2001 (current quarter), grew 9 percent to $553.9 million. In the United States, where more than 98 percent of the total current quarter sales were generated, volume and sales grew 5 percent and 9 percent, respectively. Sales of three new Gatorade flavors, increased sales from multiple packs and growth in core flavors contributed to strong growth in the current quarter. The difference between volume and sales growth was driven by both price increases taken in September 2000 and product mix.

Operating income decreased $0.5 million to $113.1 million in the current quarter, primarily due to increased A&M spending to respond to competitive activity and to support business growth. The increase in A&M spending was partly offset by increased volume and pricing.

Interest and Income Taxes

Net interest income of $15.1 million in the current quarter decreased $9.1 million as a result of lower interest rates on the amounts due from The Quaker Oats Company. The effective tax rate was 37.5 percent and 38.6 percent as of September 30, 2001 and 2000, respectively. The decrease was primarily due to a reduction in the effective state tax rates compared to the third quarter of 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $383.3 million and $290.6 million for the nine months ended September 30, 2001 and 2000, respectively, primarily reflecting lower working capital and higher net income in the current year. Capital expenditures for the nine months ended September 30, 2001 and 2000, were $48.2 million and $95.6 million, respectively. The Company expects that capital expenditures and cash dividends for the remainder of the year will be financed through cash flow from operating activities.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Derivative Commodity and Financial Instruments

The Company actively monitors its exposure to commodity price risk and uses futures and options to manage price exposure on purchased or anticipated purchases of corn sweetener. Beginning in 2001, the Company also initiated hedges for diesel fuel, natural gas and corrugated packaging materials. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company’s use of derivative instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. The Company does not use foreign exchange or interest rate derivative instruments because underlying exposures are not material.

The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative commodity or financial instrument assuming a hypothetical 10 percent adverse change in market prices or rates. Fair value was determined using quoted market prices, if available. The results of the sensitivity analyses as of September 30, 2001, did not differ materially from the amounts reported as of December 31, 2000. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

Current and Pending Accounting Changes

In 2001 and the prior year, the Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), discussed a number of topics related to certain expenses that the Company reports in merchandising expense, a component of SG&A expenses. In April 2001, the EITF issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” This guidance requires certain promotional expenses paid to retailers by vendors to be classified in the income statement as a reduction of sales or as cost of goods sold. In May and November 2000, the EITF issued and amended, respectively, EITF No. 00-14, “Accounting for Certain Sales Incentives.” This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction with a customer to be recognized when incurred and reported as a reduction of sales. The EITF recently changed the required adoption of EITF No. 00-14 to the first quarter ending March 31, 2002, in order to coincide with the adoption of EITF No. 00-25. The Company expects the adoption of EITF No. 00-14 and EITF No. 00-25 to result in a reclassification of expenses and a restatement to reduce previously reported net sales and SG&A expenses. The Company expects that this reclassification will result in up to a $255 million reduction in net sales, or approximately 15 percent of net sales, and a corresponding $255 million decrease in SG&A expenses in each of the three years ended December 31, 2001, 2000 and 1999. Earnings will not be affected and the Company does not expect the adoption of these accounting changes to have a material effect on reported growth rates.

STOKELY-VAN CAMP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value and to recognize the ineffective portion of cash flow hedges. The effect of this transition adjustment was not material to either reported earnings or accumulated other comprehensive income.

The Company also adopted EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” for the quarter ending March 31, 2001. The impact of adopting EITF No. 00-22 was not material to year-to-date results and is not anticipated to be material for the full year.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management’s Discussion and Analysis. Statements that are not historical facts, including statements about expectations or projected results, are forward-looking statements.

The Company’s results may differ materially from those suggested by the forward-looking statements. Forward-looking statements are based on management’s current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by factors such as: actions of competitors; changes in laws and regulations (including changes in governmental interpretations of regulations and changes in accounting standards); customer and consumer demand (including customer and consumer responses to marketing); effectiveness of spending, investments or programs (including cost-reduction and production capacity expansion projects); changes in market prices or rates; fluctuations in the cost and availability of supply chain resources; weather; and the ability of Quaker to execute manufacturing, distribution and outsourcing initiatives and plant consolidations. In addition, capital expenditures may be affected by the amount of cash flow from operating activities; and the Company’s market risk exposures may be affected by actual changes in market prices of derivative commodity instruments if actual changes differ from the hypothetical changes used in sensitivity analyses.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
(a)	Reports on Form 8-K
A Form 8-K was filed by the Company on August 15, 2001, concerning the Company's Change in Control.
A Form 8-K was filed by the Company on November 13, 2001, concerning the Company's proposed redemption of its Preferred Stock.

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 2001, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the Instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stokely-Van Camp, Inc. (Registrant)
Date: November 14, 2001	/s/ W. Timothy Heaviside W. Timothy Heaviside President
/s/ Renee Garbus Renee Garbus Vice President and Treasurer